Form 10-K/A
period 2011-12-31
RESPONSE BIOMEDICAL CORP
filed 2012-04-27
CIK 806888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
______________________ FORM 10-K/A Amedment No. 1 ______________________
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _________________
Commission file number: 000-50571
RESPONSE BIOMEDICAL CORPORATION
(Exact name of registrant as specified in its charter)
Vancouver, British Columbia, Canada		98 -1042523
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)
1781 - 75th Avenue W. Vancouver, British Columbia, Canada		V6P 6P2
(Address of principal executive offices)		(Zip Code))
Registrant's telephone number, including area code: (604) 456-6010
Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK WITHOUT PAR VALUE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐ No☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒   No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☒    No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒
The aggregate market value of the voting common stock held by non-affiliates of the Registrant (assuming officers, directors and 10% stockholders are affiliates), based on the last sale price for such stock on June 30, 2011: $14,136,998.  The Registrant has no non-voting common stock.

As of March 23, 2012, there were 129,078,166 shares of the Registrant's common stock outstanding.
______________________

DOCUMENTS INCORPORATED BY REFERENCE
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

EXPLANATORY NOTE

Response Biomedical Corporation is filing this Amendment No. 1 (Amended Report) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission (SEC) and SEDAR (Canada) on March 29, 2012 (Original Report), in order to add certain information required by the following items of Form 10-K.

Item	Description

ITEM 10	Directors, Executive Officers and Corporate Governance

ITEM 11	Executive Compensation

ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

ITEM 13	Certain Relationships and Related Transactions and Director Independence

ITEM 14	Principal Accounting Fees and Services

We hereby amend items 10, 11, 12, 13 and 14 of Part III of our Original Report by deleting the text of such items 10, 11, 12, 13 and 14 in their entirety and replacing them with the information provide below under the respective headings.  The Amended Report does not affect any other items in our Original Report.  As a result of this amendment, we are also filing as exhibits to this Amended Report the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  Because no financial statements are contained in this amended report, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as otherwise expressly stated for the items amended in this Amended Report, this Amended Report continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report.  Accordingly, this Amended Report should be read in conjunction with our Original Report and our other filings made with the SEC and SEDAR subsequent to the filing of the Original Report.

ITEM 10.                      Directors, Executive Officers and Corporate Governance.

Directors

Under our articles of incorporation, the size of our board of directors is to be set from time to time by ordinary resolution of our shareholders.  Our board of directors currently consists of six members.  Each of our directors is elected for a term of one year to serve until his successor is duly elected and qualified or until his earlier death, resignation or removal.
Name	Age	Position
Anthony F. Holler, M.D.	61	Director
Joseph D. Keegan, Ph.D.	59	Director
Clinton H. Severson	64	Director
Lewis J. Shuster	57	Director
Peter A. Thompson, M.D.	53	Chairman of the Board and Chief Executive Officer
David G. Wang, M.D.	51	Director

Anthony F. Holler, M.D., British Columbia, Canada

Dr. Holler joined Response Biomedical Corporation’s Board as a Director in March 2006.  He was one of the original founders of ID Biomedical, and has served as its Director since 1991.  Dr. Holler has been the Chairman of CRH Medical Corporation (Formerly Medsurge Medical Products Corp.) since December 2005 and also the Chairman of Trevali Resources Corporation since October 2010.  He serves as Non-Executive Chairman of Q2 Gold Resources Inc. and has been its Director since June 2007.  He has been a Director of Neptune Technologies & BioResources, Inc. since July 2011 and as a Director of CRH Medical Corporation since December 2005.  Dr. Holler served as Non-Executive Chairman of Corriente Resources Inc. from 2003 to June 2010 and its Director from September 2003.  Dr. Holler served as an Emergency physician at University Hospital at University of British Columbia.  He is a Member of the British Columbia College of Physicians and Surgeons and received a Bachelor of Science in 1975 and a Medical Degree in 1979 from the University of British Columbia. Dr. Holler’s medical and business background gives him a perspective that is helpful to the Board for understanding the Company’s product markets.

Joseph D. Keegan, Ph.D., California, United States

Dr. Keegan joined Response Biomedical Corporation’s Board as a Director and Member of the Compensation in June 2011.  Dr. Keegan has more than 30 years of experience in life science businesses.  Most recently as CEO at ForteBio, Inc. he led the Series C financing which raised $25M, established product development and sales strategies that resulted in 2007-11 compounded annual revenue growth of 45%, and exited the company through its sale to Pall Corporation at 6x ttm revenue.  During his 9 year tenure at Molecular Devices Corporation, Dr. Keegan grew the company’s revenues from $30M to $200M through internal growth and acquisitions.  In early 2007, he oversaw its acquisition by MDS for $615M.  Dr. Keegan joined MDC from Becton Dickinson and Company where he served as President of Worldwide Tissue Culture and Vice President, General Manager of Worldwide Flow Cytometry.  Prior to Becton Dickinson, Dr. Keegan was Vice President of the Microscopy and Scientific Instruments Division of Leica, Inc.  He currently serves on the Board of Directors of ALSSA as Chairman, Labcyte Corporation as Chairman, Seahorse Bioscience Inc., Stereotaxis, Inc. (Nasdaq: STXS) and the San Francisco Opera.  Dr. Keegan holds a B.A. in Chemistry from Boston University and a Ph.D. in Physical Chemistry from Stanford University. Dr. Keegan brings to the Board a long history of experience in the field of biotechnology and business strategy.

Clinton H. Severson, California, United States

Mr. Clinton H. Severson joined Response Biomedical Corporation’s Board as a Director and Member of the Audit Committee in June 2011.  Mr. Severson has been President and Chief Executive Officer of Abaxis Inc. since June 1996.  From February 1989 to May 1996, Mr. Severson served as President and CEO of MAST Immunosystems, Inc. Mr. Severson began his career at Syva from 1978 to 1984, and then moved to 3M Diagnostic Systems from 1984 to 1989.  He has been Chairman of the Board of Abaxis Inc. since May 1998 and a Director since June 1996.  Mr. Severson has been Non-Executive Director of Trinity Biotech plc since November 2008, a Director of CytoCore, Inc. from November 2006 through Februrary 2012, a Director of IntelliDx, Inc. and as a Director of LXN Corporation since October 2000.  Mr. Severson received his Bachelors of Business Administration from Minot State University in 1973. Mr. Severson’s years of experience in the life sciences industry are very valuable to the Company as it works to execute its business strategy.

Lewis J. Shuster, California, United States

Mr. Lewis Shuster joined Response Biomedical Corporation’s Board as a Director and Audit Committee Chairman in June 2011.  Currently, he is the Chief Executive Officer of Shuster Capital.  From 2003 to 2007, he served as CEO of Kemia Inc., a drug discovery and development company and had previously held executive positions with Invitrogen, including Chief Operating Officer.  From 1994 through to 1999, while at Pharmacopeia, Inc. Mr. Shuster served as the firm’s Chief Financial Officer and later as COO of Pharmacopeia Labs.  Mr. Shuster also served as EVP, Finance and Operations at Human Genome Sciences from 1992 to 1994.  Prior to this he served as EVP and then CEO of Microbiological Associates, where he led a successful turnaround of a failing LBO and built a profitable GLP biological testing service business today known as BioReliance from 1986 until 1992.  Before joining Microbiological Associates, he held positions with MDL Ltd. and the Boston Consulting Group.  He presently serves as Board Member and Audit Committee Chairman for Complete Genomics, Inc. (NASDAQ:  GNOM), Molecular Insight Pharmaceuticals, and MSN Healthcare.  Mr. Shuster also serves as Board Member of ADVENTRX Inc. (NASDAQ:  ANX) and Retrotope, Inc. Mr. Shuster earned an M.B.A. from Stanford University and a B.A. from Swarthmore College. Mr. Shuster’s experience as a chief executive officer and chief financial officer brings to the Board perspective regarding financial and accounting issues.

Peter A. Thompson, M.D., Washington, United States

Dr. Peter Thompson joined Response Biomedical Corporation’s Board as a Director and Member of the Compensation Committee in June 2010.  He was appointed to the offices Executive Chairman and Chief Executive Officer on August 9, 2011.  Dr. Thompson is a proven biotechnology executive and entrepreneur with over 20 years of experience in the industry.  He co-founded Trubion Pharmaceuticals, and served as Chief Executive Officer and Chairman from its inception through its successful IPO on NASDAQ and as a public company until his retirement in 2009.  Dr. Thompson is the former Vice President & General Manager of Chiron Informatics at Chiron Corporation and held various executive positions in Becton Dickinson, including Vice President, Research and Technology Department of BD Bioscience, prior to joining Chiron.  Dr. Thompson is a co-founder of iMetrikus, a clinical decision support company, where he served as CEO and Chairman.  He is a Venture Partner at Orbimed Advisors and the founder and Managing Director of Strategicon Partners, an investment and management services company.  He serves as a Director on the Boards of Anthera Pharmaceuticals (NASDAQ: ANTH), Methylgene (TSX: MYG), Cleave Biosciences (Co-Founder), Principia Biosciences, & CoDa Therapeutics.  Dr. Thompson is an Ernst & Young Entrepreneur of the Year awardee, an inventor on numerous patents, a board-certified internist and oncologist, and was on staff at the National Cancer Institute following his internal medicine training at Yale University. As an experienced biotechnology entrepreneur, Dr. Thompson is specially qualified to serve on the Board because of his detailed knowledge of our operations and markets.

David G. Wang, M.D., Shanghai, China

Dr. David Wang joined Response Biomedical Corporation’s Board as a Director and Member of the Compensation Committee and Audit Committee in October 2011.  Dr. Wang currently works at OrbiMed as Senior Managing Director for Asia.  Previously, he worked as Managing Director at WI Harper Group, responsible for healthcare investment in China.  He also served as Head of Business Development at Siemens Medical Solutions, where he directed corporate strategy and new businesses in molecular diagnostics and diagnostic imaging.  Dr. Wang was co-founder and Executive Vice President at First Genetic Trust, a personalized medicine company.  During his tenure at Bristol-Myers Squibb he was Chairman of The SNP Consortium Management Committee, responsible for strategy and leadership.  The SNP Consortium is the first group of its kind, formed by the pharmaceutical and technology industries as well as academia and charities to support the development of personalized medicine.  He currently serves on the Board of Directors of Edan Instruments, a provider of medical electronic devices, where he also serves on both the audit committee and strategic committee. Dr. Wang received his M.D. from Peking University Medical School and his doctorate in Developmental Biology from California Institute of Technology. Dr. Wang’s extensive medical and international experience makes him a valuable addition to the Board.

Executive Officers

The following table sets forth the name and position of each of the persons who were serving as our named executive officers as of April 20, 2012.

Name	Age	Position
Peter A. Thompson, M.D.(1)	53	Chairman of the Board and Chief Executive Officer
Richard A. Canote	52	Chief Financial Officer
Barbara Kinnaird Steen, Ph.D.	45	Vice President
Patricia Massitti	51	Vice President, Admin & Corporate Communications
Anastasios Tsonis	32	Corporate Controller
_______
(1)	Effective May 1, 2012, Dr. Thompson will resign from his position as the Company’s interim chief executive officer and will be replaced by Jeffrey L. Purvin, whose biography is set forth below.

Peter A. Thompson, M.D., Chief Executive Officer

For a brief biography of Dr. Thompson, please see above under “Directors”

Jeffrey L. Purvin

Mr. Purvin has over 30 years of experience marketing both consumer and medical products. From November 2006 to December 2011, he was the Chairman and CEO of Calibra Medical, Inc., where he and his team developed and gained FDA clearance for a unique insulin delivery device, successfully positioning the company for an exit. Prior to Calibra, as Chairman and CEO of Metrika, Inc., from January 2004 to July 2006, Mr. Purvin and his team developed multiple, handheld, disposable, fingerstick-based, point-of-care, in-vitro diagnostic tests which the company sold directly to physicians, consumers and other companies. Before Metrika, from  January 2001 to  December 2003, Mr. Purvin was a divisional President at Datascope Corporation (a public company, later acquired by Maquet), where he was responsible for marketing interventional cardiology and radiology devices to hospitals, worldwide. Mr. Purvin previously served as Vice President, General Manager, in GlaxoSmithKline’s $4B Consumer Healthcare division where he marketed scores of well-known, highly advertised consumer packaged goods. Mr. Purvin started his career at Bristol-Myers Squibb, where he marketed pharmaceuticals and consumer products to both physicians and consumers. Mr. Purvin is a member of the Board of Directors at Cardica, Inc. (NASDAQ: CRDC). Cardica markets a unique coronary bypass anastomosis connection device to surgeons, worldwide, and is currently developing a unique, multi-firing surgical stapler line. Mr. Purvin is Chair of Cardica’s Compensation Committee and is a member of its Audit and Finance Committees.  Mr. Purvin earned a B.A. from Brown University and an M.B.A from The Wharton School, University of Pennsylvania.

Richard A. Canote, Chief Financial Officer

Mr. Canote has over 28 years of experience, 18 of which are in the life sciences industry.  Since 2008 Mr. Canote has worked in a consulting capacity, advising multiple small to mid-sized private and publicly held companies.  Prior to that, he was the Vice President of Finance at Kémia, Inc., a private small molecule therapeutics company from July 2003, to January 2008.  Mr. Canote was Vice President and Chief Financial Officer for GeneOhm Sciences from January 2001to June 2002.  Prior to GeneOhm, Mr. Canote was the Vice President, Finance and Operations of Cytovia, Inc. from February 1998 to November 2000.  Mr. Canote was previously with CoCensys, Inc. from 1993 through February 1998, initially serving as Controller and ultimately as Director Corporate Planning and Strategy.  He previously spent ten years as a certified public accountant in public practice in Los Angeles and Newport Beach.  Mr. Canote earned a B.S. degree in accounting from San Diego State University.  Richard joined Response Biomedical Corporation as chief financial officer in 2012.

Barbara Kinnaird Steen, Ph.D., Vice President

Dr. Kinnaird has over 20 years of research and business experience primarily in the field of infectious diseases and Point of Care (POC).  She has a Ph.D. in Microbiology and Immunology from the University of British Columbia at the B.C. Children’s Hospital in the Department of Pediatrics.  She conducted her post-doctoral research at The Michael Smith laboratories in genomics and gene expression profiling in collaboration with The B.C. Genome Sciences Centre.  Dr. Kinnaird not only has the in-depth technical knowledge of multiple biological systems but also the extensive understanding of the patient care setting required to succeed in the development and production of innovative and reliable POC products.  For the past 7 years, Dr. Kinnaird has held several key management positions at Response Biomedical Corporation including her current position of Vice President.

Patricia Massitti, CHRP, Vice President, Administration and Corporate Communications

Ms. Massitti is a Certified Human Resource Professional with over 25 years of business and Human Resource experience.  She has successfully instituted recruitment and training plans, leadership development programs, mentoring and coaching, organizational design, and benefit programs.  She also has been involved in the effective integration of human resource policies and cultural coordination following acquisitions and mergers.  She has worked for a range of companies including start-up technology businesses such as Zedi Canada and Hostway, to major multi-national corporations including Baker Hughes, a multinational oil & gas service company, Intrawest, and RBC.  Patricia’s experience has focused on providing the foundation and support to create an environment of success for an organization.  For the past 3 years, Patricia has held key management positions at Response Biomedical Corporation including her current position of Vice President, Administration and Corporate Communications, and is Corporate Secretary.

Anastasios Tsonis, Corporate Controller

Mr. Tsonis is a Chartered Accountant with five years of experience in domestic and international financial management, serving both private and public entities.  He worked in public accounting with Ernst & Young from 2006 through 2011, qualifying as a Chartered Accountant in their assurance practice in 2009.  Anastasios brings a wealth of experience and talent to Response Biomedical, including his aptitude for instituting effective process improvement plans, leading teams through multi-million dollar audits, and performing multifaceted exercises in budgeting and analysis as well as financial reporting.  In his current role Anastasios manages a team of accounting professionals and is a key member of Response’s Senior Management Team.

Corporate Governance

Committees of the Board

Our board of directors currently has, and appoints members to, four standing committees: our compensation committee, our corporate governance and nominating Committee, our audit committee and our pricing committee.  The current members of our committees are identified below:

Director	Compensation	Corporate Governance and Nominating	Audit	Pricing
Anthony F. Holler, M.D.	Member (2)	Member	Member	Member
Joseph D. Keegan, Ph.D.	Member
Clinton H. Severson			Member
Lewis J. Shuster			Member (1)	Member (4)
Peter A. Thompson, M.D.		Member (3)
David G. Wang, M.D.	Member
_______
(1)	Audit Committee Chair.
(2)	Compensation Committee Chair.
(3)	Corporate Governance and Nominating Committee Chair.
(4)	Pricing Committee Chair.

Below is a description of each committee of our board of directors.  Our board of directors has determined that each member of each committee meets the applicable SEC rules and regulations and all applicable Canadian securities rules and regulations regarding independence and that each member is free of any relationship that would impair his individual exercise of independent judgment with regard to the Company.

Audit Committee

Our audit committee consists of three members, with Mr. Shuster serving as chairman.  Our audit committee held thirteen meetings during 2011.  All members of our audit committee are independent directors (as independence is currently defined under the rules and regulations of the U.S. Securities and Exchange Commission, or SEC, and applicable Canadian securities rules).  Mr. Shuster qualifies as an “audit committee financial expert” as that term is defined in the rules and regulations established by the SEC.  The Audit Committee is governed by a written charter approved by our board of directors.  The functions of this committee include, among other things:

·	monitoring our financial reporting process and internal control system;

·	appointing and replacing our independent outside auditors from time to time, to determine their compensation and other terms of engagement and to oversee their work;

·	overseeing the performance of our internal audit function; and

·	overseeing our compliance with legal, ethical and regulatory matters.

Both our independent auditors and internal financial personnel regularly meet privately with our audit committee and have unrestricted access to this committee.  Our audit committee has the power to investigate any matter brought to its attention within the scope of its duties.  It also has the authority to retain counsel and advisors to fulfill its responsibilities and duties.

Compensation Committee

Our compensation committee currently consists of three members, with Anthony F. Holler, M.D. serving as chairman.  Our compensation committee held two meetings during 2011.  All members of our compensation committee are independent (as independence is currently defined under the rules and regulations of the SEC, applicable Canadian securities rules and Internal Revenue Service qualification requirements).  Our compensation committee is governed by a written charter approved by our board of directors.  The functions of this committee include, among other things:

·
providing oversight of the development and implementation of the compensation policies, strategies, plans and programs for the Company’s key employees and directors, including policies, strategies, plans and programs relating to long-term compensation for the Company’s senior management, and the disclosure relating to these matters;

·	making recommendations regarding the operation of and/or implementation of employee bonus plans and incentive compensation plans;

·	reviewing and approving the compensation of the chief executive officer and the other executive officers of the Company and the remuneration of the Company’s directors; and

·	providing oversight of the selection of officers, management, succession planning, the performance of individual executives and related matters.

Role and Authority of Compensation Committee

Our compensation committee is responsible for discharging the responsibilities of our board of directors with respect to the compensation of our executive officers.  Our compensation committee approves all compensation of our executive officers without further board action.  Our compensation committee reviews and approves each of the elements of our executive compensation program and continually assesses the effectiveness and competitiveness of our program.  Our compensation committee also periodically reviews director compensation.

The Role of our Executives in Setting Compensation

Our compensation committee meets with our chief executive officer, Dr. Thompson, and/or other executives at least once per year to obtain recommendations with respect to Company compensation programs, practices, and packages for executives, directors and other employees.  Management makes recommendations to our compensation committee on the base salary, bonus targets, and equity compensation for the executive team and other employees.  Our compensation committee considers, but is not bound by and does not always accept, management’s recommendations with respect to executive compensation.  Our compensation committee has the ultimate authority to make decisions with respect to the compensation of our named executive officers, but may, if it chooses, delegate any of its responsibilities to subcommittees.

Dr. Thompson attends some of our compensation committee’s meetings, but our compensation committee also regularly holds executive sessions not attended by any members of management or non-independent directors.  Our compensation committee discusses Dr. Thompson’s compensation package with him, but makes decisions with respect to his compensation outside of his presence.

Corporate Governance and Nominating Committee

Our corporate governance and nominating committee, or our corporate governance committee, members are two, with Peter A. Thompson, M.D. serving as chairman.  Our corporate governance committee held no formal meetings during 2011, however communicated via email with regards to the nominees for election to our board of directors at the annual meeting.  All members of our corporate governance committee, other than Dr. Thompson, are independent directors (as independence is currently defined under the rules and regulations of the SEC and applicable Canadian securities rules).  Our corporate governance committee is governed by a written charter approved by our board of directors.  The functions of this committee include, among other things:

·
establishing criteria for our board of directors and committee membership and to recommend to our board of directors proposed nominees for election to our board of directors and for membership on committees of our board of directors;

·
ensuring that appropriate processes are established by our board of directors to fulfill its responsibility for (i) the oversight of strategic direction and development and the review of our ongoing results of operations by the appropriate committee of our board of directors and (ii) the oversight of our investor relations and public relations activities and ensuring that procedures are in place for the effective monitoring of the shareholder base, receipt of shareholder feedback and responses to shareholder concerns;

·
monitoring the quality of the relationship between management and our board of directors and to recommend improvements for ensuring an effective and appropriate relationship; and making recommendations to our board of directors regarding corporate governance matters and practices.

Pricing Committee

Our pricing committee consists of two members, with Lewis J. Shuster serving as its chairman.  Our pricing committee held three meetings during 2011.  All members of our pricing committee are independent directors (as independence is currently defined under the rules and regulations of the SEC and applicable Canadian securities rules).  Our pricing committee was authorized to oversee and direct counsel and other advisers to us with regards to potential acquisitions, the rights offering, bridge loan agreement, and any ongoing negotiations with Orbimed Advisors LLC or its advisers over the terms of the proposed rights offering or other shareholder matters.  Our pricing committee was active in 2011 but is presently inactive.

Director Nomination Process

Director Qualifications

In evaluating director nominees, our corporate governance committee considers, among others, the following factors:

·	experience, skills and other qualifications in view of the specific needs of our board of directors and the Company;

·	diversity of background; and

·	demonstration of high ethical standards, integrity and sound business judgment.

Our corporate governance committee’s goal is to assemble a board that brings to us a variety of perspectives and skills derived from high quality business and professional experience which are well suited to further the our objectives.  In doing so, our corporate governance committee also considers candidates with appropriate non-business backgrounds.

Other than the foregoing, there are no stated minimum criteria for director nominees, although our corporate governance committee may also consider such other facts as it may deem are in the best interests of the Company and its shareholders.  Our corporate governance committee does, however, believe it appropriate for at least one, and, preferably, several, members of our board of directors to meet the criteria for an “audit committee financial expert” as defined by SEC rules, and that a majority of the members of our board of directors meet the definition of an “independent director” under the TSX qualification standards.  At this time, our corporate governance committee also believes it appropriate for our chief executive officer to serve as the chairman of the board.

Identification and Evaluation of Nominees for Directors

Our corporate governance committee identifies nominees for board membership by first evaluating the current members of our board of directors willing to continue in service.  Current members with qualifications and skills that are consistent our corporate governance committee’s criteria for board service and who are willing to continue in service are considered for re-nomination, balancing the value of continuity of service by existing members of our board of directors with that of obtaining a new perspective.  If any member of our board of directors does not wish to continue in service or if our board of directors decides not to re-nominate a member for re-election, our corporate governance committee identifies the desired skills and experience of a new nominee in light of the criteria above.  Our corporate governance committee generally polls our board of directors and members of management for their recommendations.  Our corporate governance committee may also review the composition and qualification of our boards of directors of our competitors, and may seek input from industry experts or analysts.  Our corporate governance committee reviews the qualifications, experience and background of the candidates.  Final candidates are interviewed by our independent directors and chief executive officer.  In making its determinations, the our corporate governance committee evaluates each individual in the context of the board as a whole, with the objective of assembling a group that can best attain success for the Company and represent shareholder interests through the exercise of sound judgment.  After review and deliberation of all feedback and data, our corporate governance committee makes its recommendation to our board of directors.  Historically, our corporate governance committee has not relied on third-party search firms to identify Board candidates.  The Corporate Governance Committee may in the future choose to do so in those situations where particular qualifications are required or where existing contacts are not sufficient to identify and acquire an appropriate candidate.

Our corporate governance committee has not received director candidate recommendations from our shareholders and does not have a formal policy regarding consideration of such recommendations since it believes that the process currently in place for the identification and evaluation of prospective members of our board of directors is adequate.  Any recommendations received from shareholders will be evaluated in the same manner as potential nominees suggested by members of our board of directors or management.  Shareholders wishing to suggest a candidate for director should write to the Company’s chief financial officer.

Communications with the Board of Directors

Our shareholders and other interested parties may send written correspondence to non-management members of our board of directors to the corporate secretary or chief executive officer at 1781 - 75 Avenue W. Vancouver, BC V6P 6P2 or IR@responsebio.com.  Our corporate secretary or chief executive officer will review the communication, and if the communication is determined to be relevant to our operations, policies, or procedures (and not vulgar, threatening, or of an inappropriate nature not relating to our business), the communication will be forwarded to the Chairman of the Board.  If the communication requires a response, our Corporate Secretary will assist the Chairman of the Board (or other directors) in preparing the response.

Code of Business Conduct and Ethics

We have established a Code of Business Conduct and Ethics that applies to our officers, directors and employees.  The Code of Business Conduct and Ethics contains general guidelines for conducting our business consistent with the highest standards of business ethics, and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K.  The Code of Business Conduct and Ethics is available on our website at www.responsebio.com.  If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the Code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

Corporate Governance Documents

Our corporate governance documents, including the Audit Committee Charter, Compensation Committee Charter, Corporate Governance and Nominating Committee Charter and Code of Business Conduct and Ethics are available free of charge on our website at www.responsebio.com.  Please note, however, that the information contained on the website is not incorporated by reference in, or considered part of, this information circular.  We will also provide copies of these documents free of charge to any shareholder upon written request to Investor Relations, Response Biomedical Corporation, 1781 - 75 Avenue W. Vancouver, BC V6P 6P2 or IR@responsebio.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, directors, officers and beneficial owners of ten percent or more of our common stock, or the Reporting Persons, are required to report to the SEC on a timely basis the initiation of their status as a Reporting Person and any changes regarding their beneficial ownership of our common stock.  The Company believes that, during 2011, the Reporting Persons complied with all applicable Section 16(a) filing requirements.

ITEM 11.                      Executive Compensation.

The following table provides information regarding the compensation earned during the fiscal years ended December 31, 2011 and 2010 by our chief executive officer and our other two most highly compensated executive officers who were employed by us as of December 31, 2011.  We refer to our chief executive officer and these other executive officers as our “named executive officers” elsewhere in this document.

		Annual Compensation				Long-term Compensation
NEO Name and Principal Position	Year	Salary ($)		Short-term Incentive (4) ($)	Other Annual Compensation (5) ($)	Securities Under Options Granted (#)
S. Wayne Kay (1)	2011	263,000		—	22,200	—
Chief Executive Officer	2010	364,095		—	29,300	50,000
	2009	403,224		—	29,300	—

Peter A. Thompson (2)	2011	151,373	(6)	—	5,700	—
Chief Executive Officer	2010	—		—	—	—
	2009	—		—	—	—

Barbara Kinnaird Steen	2011	163,333		50,000	—	—
Vice President	2010	112,407		—	—	14,750
	2009	83,674		—	—	3,750

Patricia Massitti	2011	149,375		25,000	—	—
Vice President Administration & Corporate Communication	2010	110,000		—	—	8,500
	2009	32,929		—	—	9,000

Anastasios Tsonis (3)	2011	68,333		10,000	—	12,500
Corporate Controller	2010	—		—	—	—
	2009	—		—	—	—
_______
(1)	Mr. Kay resigned from his position with the Company, effective August 11, 2011.
(2)	Dr. Thompson became our interim chief executive officer following Mr. Kay's resignation in August, 2011.
(3)	Mr. Tsonis became our corporate controller on May 2, 2011.
(4)	2011 short term incentives were earned in 2011 and paid in 2012
(5)	Represents amounts paid to Mr. Kay for automobile and accommodation allowances and amounts paid to Dr. Thompson for automobile allowances.
(6)	Includes a $24,250 in director compensation and $127,123 in compensation as interim CEO for the year 2011.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the named executive officers as of the fiscal year ended December 31, 2011, including the value of the stock awards.

	Option Awards
Name	Number of Securities Underlying Unexercised Options: Exercisable	Number of Securities Underlying Unexercised Options: Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date
Barbara Kinnaird Steen, Ph.D.	2,100	—	—	6.30	1/18/2012
	1,200	1,200	—	6.90	4/2/2012
	1,000	1,000	—	1.20	12/2/2013
	938	2,812	—	1.15	12/10/2014
	1,475	13,275	—	0.41	12/1/2015

Peter A. Thompson, M.D.	—	—	—	—	—

Patricia Massitti	2,250	6,750	—	1.15	12/10/2014
	850	7,650	—	0.41	12/1/2015

Anastasios Tsonis	—	12,500	—	0.34	6/21/2016

Employment Arrangements and Change of Control Arrangements

Effective September 11, 2007, the Company entered into an employment agreement with Mr. Kay pursuant to which he agreed to provide his services to the Company in the capacity of chief executive officer for a term to continue until terminated.  Mr. Kay resigned from his position effective August 11, 2011. Under the agreement, Mr. Kay was: (i) paid an annual salary of U.S. $350,000 equalized for taxes paid as a result of being employed by a Canadian versus U.S. employer; (ii) eligible to participate in the 2008 Stock Option Plan, with an initial grant of an option to purchase up to 1,500,000 shares of the Company; (iii) eligible to participate in the Company’s employee medical, dental and life insurance plans; (iv) eligible to be reimbursed for reasonable out-of-pocket expenses including commuting and accommodation costs of up to $2,000 per month; and (v) eligible to earn incentive bonuses for nominally 30% of his annual salary.  The agreement provided for a severance payment of one month’s salary in the event that there is cause for dismissal.  The agreement further provided for a salary continuation equal to 12 months’ salary plus two additional months’ salary for each year he is employed by the Company up to a maximum of 18 months in the event that the Company terminated Mr. Kay’s employment without cause.  The agreement provided that, within 30 days of a change of control of the Company, Mr. Kay may voluntarily terminate his employment by providing written notice to the Company.  The termination and end of employment would be effective six months from the date of the notice.  Mr. Kay would then be paid and continue to be employed for the six month period and then he will be entitled to a lump sum payment equal to 24 months’ salary and if the transaction in which the change in control occurs is effected at a value that reflects or implies a market capitalization:  (a) equal to or greater than U.S. $100 million but less than U.S. $150 million, an additional lump sum payment of 0.01 times that market capitalization; or (b) equal to or greater than U.S. $150 million, an additional lump sum payment of U.S. $1.5 million, such payments to be made within six months after termination and end of his employment.

On April 10, 2012, Jeffrey L. Purvin signed an employment agreement, or the Agreement, to become our chief executive officer, effective May 1, 2012, or as soon as Mr. Purvin can secure the necessary work permit to perform the duties of the position.  The Agreement also entitles Mr. Purvin to become a member of our board of directors subject to approval by the board.    Under the Agreement, Mr. Purvin will be paid an annual salary in the amount of $369,000 and is eligible to participate in the our short-term incentive plan with a target incentive bonus up to 40% of base compensation annually.   In addition, the Agreement provides for the grant of 6,000,000 shares of our common stock under our 2008 Stock Option Plan, subject to approval by our board of directors.  The Agreement also provides relocation assistance up to $59,000 to allow Mr. Purvin to relocate his primary residence to the Vancouver area.

We have no written employment or severance agreements with any other named executive officer.

Perquisites

Certain executive officers benefit from automobile and accommodation allowances.  The 2011 annual value of perquisites for each of the chief executive officer was, in aggregate, worth less than $50,000 or 10% of such senior executive officer’s total salary for the year ended December 31, 2011.

Option Exercises and Stock Vested at Fiscal Year End

There were no options exercised by our named executive officers during the fiscal year ended December 31, 2011.

Pension Benefits

None of our named executive officers participates in or has account balances in qualified or non-qualified defined benefit plans sponsored by us.

Nonqualified Deferred Compensation

None of our named executive officers participate in or have account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by us.

Non-Employee Director Compensation

The following table sets forth summary information concerning compensation paid or accrued for services rendered to us in all capacities to the non-employee members of the Board for the fiscal year ended December 31, 2011.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Anthony F. Holler	22,250	—	—	—	—	—	22,250
Joseph D. Keegan (1)	14,800	—	—	—	—	—	14,800
Clinton H. Severson (1)	20,300	—	—	—	—	—	20,300
Lewis J. Shuster (1)	87,800	—	—	—	—	—	87,800
Peter A. Thompson	24,250	—	—	—	—	—	24,250
David G. Wang (1)	4,444	—	—	—	—	—	4,444
_______
(1) – Mr. Keegan, Mr. Shuster and Mr. Severson joined the Board effective with the 2011 Annual Meeting of Shareholders on June 22, 2011; Dr. Wang joined the Board on October 10, 2011

2011 Compensation of Directors

Prior to July 1, 2011, non-management board members received an annual retainer of $12,000 and board of director meeting fees of $750 for local residents for local board of director meetings and $1,500 for non-local residents and meetings with no additional fees to be paid for committee meetings.  Effective July 1, 2011, non-management board members received an annual retainer of $15,000 and board of director meeting fees of $1,500 for attendance in person and $500 for attendance by teleconference.  In addition, the Chairman and Committee chairs received an annual stipend of $5,000 except for the Chair of the Audit Committee, who received an annual stipend of $25,000.  Our pricing committee was formed on July 1, 2011 and the Chair of the committee received $5,000 on a monthly basis.  This compensation was completed December 31, 2011 with the close of the Company’s rights offering.  Finally, the Chair of our audit committee received a $30,000 completion fee for work performed with respect to the restatement of the audited financial statements for the year ended December 31, 2010 and the restatement of the unaudited financial statements for the periods ended March 31, 2011 and June 30, 2011.

Compensation Committee Interlocks and Insider Participation

No member of our compensation committee has ever been an officer or employee of the Company.  None of the Company’s executive officers currently serves, or has served during the last completed fiscal year, on the compensation committee or the board of directors of any other entity that has one or more executive officers serving as a member of our board of directors or our compensation committee.

ITEM 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information as of February 15, 2012 regarding the beneficial ownership of our common stock by (i) each person we know to be the beneficial owner of 5% or more of our common stock, (ii) each of our current executive officers, (iii) each of our directors and (iv) all of our current executive officers and directors as a group.  Information with respect to beneficial ownership has been furnished by each director, executive officer or 5% or more shareholder, as the case may be.

Percentage of beneficial ownership is calculated based on 129,078,166 shares of common stock outstanding as of February 15, 2012.  Beneficial ownership is determined in accordance with the rules of the SEC which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and includes shares of our common stock issuable pursuant to the exercise of stock options, warrants or other securities that are immediately exercisable or convertible or exercisable or convertible within 60 days of February 15, 2012.  Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them.  Unless otherwise noted, the address for each person set forth on the table below is c/o Response Biomedical Corporation, 1781 – 75th Avenue W, Vancouver, BC, V6P 6P2, Canada.

Name of Beneficial Owner	Shares Beneficially Owned	Percentage of Shares Beneficially Owned (%)
5% Shareholder:
Orbimed Advisors LLC (1) (2)(3)	148,609,756	75.4
Executive Officers and Directors:
Anthony F. Holler, M.D. (4)	1,357,149	*
Joseph D. Keegan, Ph.D.	—	—
Barbara Kinnaird-Steen, Ph.D. (5)	337,697	*
Patricia Massitti (6)	403,100	*
Clinton H. Severson	—	—
Lewis J. Shuster	—	—
Peter A. Thompson, M.D. (7)	—	—
Anastasios Tsonis (8)	24,024	*
David Wang, M.D. (9)	148,609,756	75.4
All directors and executive officers as a group - sixteen (16) people (10)	150,936,576	76.5
_______
(*)	Represents beneficial ownership of less than 1%.
(1)	Orbimed Advisors LLC’s address is 601 Lexington Avenue, 54th Floor, New York, NY, 10022.
(2)	Includes 67,024,128 shares subject to warrants exercisable within 60 days of February 15, 2012.
(3)	Orbimed Advisors LLC’s shares are beneficially owned through three entities: Orbimed Capital GP III LLC, OrbiMed Asia GP, L.P, and Orbimed Advisors Limited.
•	Orbimed Capital GP III LLC beneficially owns 92,501,350 shares which includes 41,707,675 shares subject to warrants exercisable within 60 days of February 15, 2012.
•	OrbiMed Asia GP, L.P beneficially owns 55,227,564 shares which includes 24,919,282 shares subject to warrants exercisable within 60 days of February 15, 2012.
•	OrbiMed Advisors Limited beneficially owns 880,482 shares which includes 397,171 shares subject to warrants exercisable within 60 days of February 15, 2012.
(4)	Includes:
•	493,000 shares subject to warrants exercisable within 60 days of February 15, 2012 and 8,750 shares subject to options exercisable within 60 days of February 15, 2012.
(5)	Includes:
•	165,192 shares subject to warrants exercisable within 60 days of February 15, 2012 and 7,313 shares subject to options exercisable within 60 days of February 15, 2012.
(6)	Includes:
•	200,000 shares subject to warrants exercisable within 60 days of February 15, 2012 and 3,100 shares subject to options exercisable within 60 days of February 15, 2012.
(7)	No shares will be beneficially owned within 60 days of February 15, 2012.
(8)	Includes:
•	11,012 shares subject to warrants exercisable within 60 days of February 15, 2012.
(9)	148,609,756 shares held beneficially by Jonathan Wang through his relationship with Orbimed Advisors LLC. Refer to footnotes 1 through 3 inclusive.
(10)	See footnotes 4 through 10 inclusive.

ITEM 13.                      Certain Relationships and Related Transactions, and Director Independence.

Board Meetings

Our board of directors held fifteen meetings during 2011.  No director who served as a director during the past year attended fewer than 75% of the aggregate of the total number of meetings of our board of directors and the total number of meetings of committees of our board on which he or she served.

Committees of the Board

Our board of directors currently has, and appoints members to, four standing committees: our compensation committee, our corporate governance and nominating Committee, our audit committee and our pricing committee.

Director Independence

Our board of directors has determined that each of the director nominees, other than Drs. Thompson and Wang, standing for election is an independent director under the SEC and applicable Canadian securities rules.  In determining the independence of our directors, our board of directors considered all transactions in which the Company and any director had any interest, including those discussed under “Certain Relationships and Related Transactions” below.

Related Person Transactions

Consulting Fees for Director

The Company incurred consulting fees to Peter Thompson, the interim chief executive officer and a member of our board of directors; a total of $127,123 for the year ended December 31, 2011.

OrbiMed Transaction

On December 29, 2011, the Company completed a rights offering of which affiliates of OrbiMed Advisors LLC, or OrbiMed, participated by purchasing a total of 67 million units (with each unit representing a share of common stock and a warrant to purchase common stock at $0.0746/share) for $5 million, or the OrbiMed Transaction.  After giving effect to this transaction, the Company is now a controlled affiliate of OrbiMed.

Prior to completing the rights offering, the Company entered into a Note Purchase Agreement with affiliates of OrbiMed pursuant to which such affiliates have agreed to loan up to $2 million by way of a secured debt financing.  Concurrently with the execution and delivery of the Note Purchase Agreement, the Company drew down $275,000.  Subject to the satisfaction of certain conditions, the Company may draw down up to three further tranches of $575,000 at its option for a maximum potential draw of $2 million.  The amounts drawn are subject to interest at 4.5% per annum.  All amounts owing  become due and payable on the earliest of: (i) March 31, 2012; (ii) the occurrence of an event of default followed by a declaration by the Lenders that such amounts are due and payable (or such amounts become due and payable automatically under certain circumstances); and (iii) the completion date of certain specified equity financings.  In connection with the funds drawn, interest charges of $1,245 were incurred in addition to a commitment fee of $80,000.These charges are recorded as interest expenses on the consolidated statement of loss.  The initial amount drawn down of $275,000 was repaid in full on December 29, 2011 with proceeds from the completion of the rights offering. The Note Purchase Agreement allows the purchasers to elect one (1) member of the Board of Directors. David Wang is currently serving as purchaser’s representative under the terms of the Agreement.

In connection with the rights offering and Note Purchase Agreement, the Company incurred and paid legal costs of $152,548 on behalf of affiliates of OrbiMed.

On June 27, 2010, the Company completed a subscription agreement which provided for purchase of 13,333,333 shares of the Company at $0.60 by affiliates of Orbimed.  This financing resulted in gross proceeds of $8,000,000 before share issuance costs of $525,080 for net proceeds of $7,474,920.  The agreement granted the purchasers the right to elect (2) two directors.  Peter A. Thompson, M.D. and Jonathan Wang were the initial directors elected under the terms of this agreement.

Policy Concerning Audit Committee Approval of Related Person Transactions

Our board of directors and audit committee has adopted a formal policy that our executive officers, directors, holders of more than 5% of any class of our voting securities, and any member of the immediate family of and any entity affiliated with any of the foregoing persons, are not permitted to enter into a related party transaction with us without the prior consent of our audit committee, or other independent members of our board of directors if it is inappropriate for our audit committee to review such transaction due to a conflict of interest. Any request for us to enter into a transaction with an executive officer, director, principal shareholder, or any of their immediate family members or affiliates, in which the amount involved exceeds $120,000 must first be presented to our audit committee for review, consideration and approval.  In approving or rejecting any such proposal, our audit committee is to consider the relevant facts and circumstances available and deemed relevant to the audit committee, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction.

In December 2011, our pricing committee negotiated the OrbiMed Transaction, with input from the independent members of our audit committee as well as the other independent members of our board of directors.

No Other Interests of Insiders

Except as described above, none of the principal shareholders, senior officers or directors of the Company or the proposed nominees for election as directors of the Company, or any of their associates or subsidiaries, has any other interest in any other transaction since January 1, 2011 or any other proposed transaction that has materially affected or would materially affect the Company or its subsidiaries.

We believe that all of the transactions described above were on terms at least as favorable to us as they would have been had we entered into those transactions with unaffiliated third parties.

ITEM 14.                      Principal Accountant Fees and Services.

In connection with the audit of our 2011 financial statements, we entered into an engagement agreement with Ernst & Young LLP, which set forth the terms by which Ernst & Young has performed audit services for us.

The following table sets forth the aggregate fees agreed to by us for the annual and statutory audits for the years ended December 31, 2011 and 2010, and all other fees paid by us to Ernst & Young during 2011 and 2010:

	For the years ended December 31,
	2011		2010
Audit fees	$393,016	(1)	$71,646
Audit-related fees	—		—
Tax fees	—		—
All other fees	60,210		—
Totals	$453,226		$71,646
_______
(1)	Includes $132,944, which amount relates to the investigation and restatement of our 2010 audited financial statements.

Audit Fee.  Audit fees for the years ended December 31, 2011 and 2010 were for professional services provided in connection with the audit of our annual consolidated financial statements, review of our quarterly consolidated financial statements for the quarters ended June 30, 2011 and September 30, 2011, restatement of our financial statements for the year ended December 31, 2011, accounting matters directly related to the annual audits, and audit services provided in connection with other statutory or regulatory filings.

Audit Related Fees.  There were no audit related fees for the year ended December 31, 2010.

Tax Fees.  There were no tax fees incurred in the last two fiscal years.

All Other Fees.  All other fees for the financial year ended December 31, 2011 were for professional services provided in the French translations of our audited financial statements for the year ended December 31, 2010 and our unaudited financial statements for the quarters ended June 30, 2011 and September 30, 2011 together with the notes and related management’s discussion and analysis in connection with our rights offering.

All audit fees relating to the audit for the financial year ended December 31, 2011, were approved in advance, or were ratified, by our audit committee.  All audit and non-audit services to be provided by Ernst & Young LLP were, and will continue to be, pre-approved by our audit committee.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K /A  to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 26, 2012                                                                           Response Biomedical Corporation

By:   /s/ Dr. Peter A. Thompson
Dr. Peter A. Thompson
Acting Chief Executive Officer and
Chairman of Board of Directors

Dated:  April 26, 2012                                                                           By:   /s/ Richard A. Canote
Richard A. Canote
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K / A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  April 27, 2012                                                                           By:   /s/ Dr. Peter A. Thompson
Dr. Peter A. Thompson
Acting Chief Executive Officer and
Chairman of Board of Directors

Dated:  April 27, 2012                                                                           By:   /s/ Dr. Anthony F. Holler
Dr. Anthony F. Holler
Chief Financial Officer and Treasurer

Dated:  April 27, 2012                                                                           By:   /s/ Dr. Joseph D. Keegan
Dr. Joseph D. Keegan
Director

Dated:  April 27, 2012                                                                           By:   /s/Clinton H. Severson
Clinton H. Severson
Director

Dated:  April 27, 2012                                                                           By:   /s/ Lewis J. Shuster
Lewis J. Shuster
Director

Dated:  April 27, 2012                                                                           By:   /s/ Dr. David Wang
Dr. David Wang
Director

Exhibits and Financial Statement Schedules.

(a)           (1) and (2) The financial statements or required financial statement schedules are included in the Original Filing.

(b)           Exhibits: The following exhibits are filed as a part of this report:

                All other financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

Exhibit Number	Exhibit Description	Incorporated by Reference
31.3	CEO's Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934
31.4	CFO's Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934