Form 10-Q
period 2012-03-31
RESPONSE BIOMEDICAL CORP
filed 2012-05-08
CIK 806888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 000-50571

Response Biomedical Corporation
(Exact name of registrant as
specified in its charter)

Vancouver, British Columbia, Canada	98 -1042523
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1781 - 75th Avenue W.
Vancouver, British Columbia, Canada, V6P 6P2
(Address of principal executive offices)

(604) 456-6010
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒    No ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act:  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 129,078,166 as of April 25, 2012.

I

 Response Biomedical Corporation

II

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "would," “hope,” "expects," "plans," "intends," "anticipates," "believes," "estimates," "projects," "predicts," “pursue,” "potential" and similar expressions intended to identify forward-looking statements.  These forward-looking statements include, without limitation, statements relating to future events, future results, and future economic conditions in general and statements about:

•	Our future strategy, structure, and business prospects;

•	The planned commercialization of our additional clinical and environmental testing applications;

•	Our ability to attain and maintain profitability;

•	Our ability to obtain financing to fund our operations and the terms of any such funding;

•	The adequacy of our funding; and

•	Use of cash, cash needs and ability to raise capital.

These statements involve known and unknown risks, uncertainties and other factors, including the risks described in Part I, Item 1A. of our Annual Report on Form 10-K, which may cause our actual results, performance or achievements to be materially different from any future results, performances, time frames or achievements expressed or implied by the forward-looking statements.  Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements.  Information regarding market and industry statistics contained in this Quarterly Report on Form 10-Q is included based on information available to us that we believe is accurate.  It is generally based on academic and other publications that are not produced for purposes of securities offerings or economic analysis.  We have not reviewed or included data from all sources and cannot assure you of the accuracy of the market and industry data we have included.

Unless the context indicates or requires otherwise, in this Quarterly Report on Form 10-Q, references to the “Company” shall mean Response Biomedical Corporation. References to “$” or “dollars” shall mean Canadian dollars unless otherwise indicated.

1

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

Response Biomedical Corporation

Consolidated Financial Statements

(Unaudited)

(Expressed in Canadian dollars)

As at March 31, 2012 and 2011 and for the period ended March 31, 2012 and 2011.

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL REPORTING

The consolidated financial statements contained in this quarterly report have been approved by the board of directors and were prepared by management in accordance with United States generally accepted accounting principles.  Management is responsible for the preparation and integrity of the consolidated financial statements and all other information in the quarterly report, and for ensuring that this information is consistent, where appropriate, with the information contained in the financial statements.

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

/s/ Dr. Peter A. Thompson	/s/ Richard A. Canote

Dr. Peter A. Thompson	Richard A. Canote

Acting Chief Executive Officer and Chairman of Board of Directors	Chief Financial Officer

RESPONSE BIOMEDICAL CORPORATION

CONSOLIDATED BALANCE SHEETS
(See Note 2 – Basis of Presentation and Going Concern Uncertainty)
(Unaudited)
(In Canadian dollars)

	March 31, 2012 $	December 31, 2011 $
ASSETS
Current
Cash and cash equivalents [note 5]	4,966,891	7,354,802
Trade receivables, net	2,245,079	1,562,305
Other receivables	68,611	94,744
Inventories [note 6]	2,398,915	2,204,443
Prepaid expenses and other	380,834	280,968
Total current assets	10,060,330	11,497,262
Long-term prepaid expenses	61,401	61,400
Restricted deposits [note 8]	900,610	900,610
Property, Plant and Equipment	8,182,305	8,433,994
Total assets	19,204,646	20,893,266

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities [notes 7 and 10]	2,615,621	3,527,288
Lease inducements - current portion [note 8]	168,939	168,939
Repayable leasehold improvement allowance - current portion [note 8]	341,079	331,869
Deferred revenue - current portion	361,324	306,071
Warrant liability [notes 5 and 9]	8,348,764	3,347,814
Total current liabilities	11,835,727	7,681,981

Lease inducements [note 8]	1,661,228	1,703,462
Repayable leasehold improvement allowance [note 8]	6,363,673	6,452,476
Deferred revenue	66,546	79,624
	19,927,174	15,917,543
Commitments and contingencies [notes 11 and 13]
Shareholders' equity
Common shares [note 9]	99,276,253	99,276,253
Additional paid-in capital [note 9]	12,595,640	12,589,561
Deficit	(112,594,421)	(106,890,091)
Total shareholders' (deficit)/equity	(722,528)	4,975,723
	19,204,646	20,893,266

See accompanying notes

RESPONSE BIOMEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
(Unaudited)
(In Canadian dollars)

Three Months Ended March 31,	2012 $	2011 $
REVENUE
Product sales [note 12]	2,981,894	2,022,456
Cost of sales [notes 6, 9, and 11]	1,712,161	1,994,183
Gross profit on product sales	1,269,733	28,273

Contract service fees and revenues from collaborative research arrangements	-	448,104
	1,269,733	476,377
EXPENSES [notes 9, 10, and 11]
Research and development	689,622	639,946
General and administrative	870,453	793,570
Sales and marketing	254,374	303,578
	1,814,449	1,737,094

OTHER EXPENSES (INCOME)
Interest expense [note 8]	186,986	199,293
Interest income	(4,837)	(5,820)
Foreign exchange (gain) loss	(23,485)	69,217
Unrealized loss on revaluation of warrant liability [note 5]	5,000,950	-
	5,159,614	262,690
Net loss and comprehensive loss for the period	(5,704,330)	(1,523,407)

Loss per common share - basic and diluted [note 9]	(0.04)	(0.04)

Weighted average number of common shares outstanding [note 9]	129,078,166	38,950,262

See accompanying notes

RESPONSE BIOMEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Canadian dollars)

Three Months Ended March 31	2012 $	2011 $
OPERATING ACTIVITIES
Net loss for the period	(5,704,330)	(1,523,407)
Add (deduct) items not involving cash:
Depreciation of property, plant and equipment	282,286	326,619
Amortization of intangible assets	-	16,929
Amortization of deferred lease inducements	(42,235)	(42,234)
Restricted deposits	-	(2,960)
Stock-based compensation	6,079	131,868
Unrealized loss on revaluation of warrant liability	5,000,950	-
Changes in non-cash working capital
Trade receivables	(682,774)	(342,236)
Other receivables	26,133	50,323
Inventories	(194,472)	313,219
Prepaid expenses and other	(99,866)	49,016
Accounts payable and accrued liabilities	(911,667)	(11,479)
Deferred revenue	42,175	(461,923)
Cash used in operating activities	(2,277,721)	(1,496,265)

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(30,597)	(9,020)
Cash used in investing activities	(30,597)	(9,020)

FINANCING ACTIVITIES
Repayment of repayable leasehold improvement allowance	(79,593)	(71,337)
Cash used in financing activities	(79,593)	(71,337)

Decrease in cash during the period	(2,387,911)	(1,576,622)
Cash and cash equivalents, beginning of period	7,354,802	4,330,117
Cash and cash equivalents, end of period	4,966,891	2,753,495

Supplemental disclosure
Interest paid in cash	185,844	194,099

See accompanying notes

RESPONSE BIOMEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

2. BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTY

These unaudited interim consolidated financial statements have been prepared by management in Canadian dollars in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements.  The accompanying unaudited consolidated financial statements reflect, in the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented.  The accompanying consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year then ended.  The consolidated financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited consolidated financial statements for the preceding fiscal year.  Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2011 and filed with the United States Securities and Exchange Commission (“SEC”) on March 29, 2012.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business.  However, as presented in the financial statements, as of March 31, 2012, the Company had a cash balance of $4,966,891 and an accumulated deficit of $112,594,421.  The Company also incurred a net loss of $5,704,330 and negative cash flows from operations of $2,277,721 in the first quarter of 2012.  As a result, there exists substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

Management has been able, thus far, to finance the operations through a series of equity financings. On December 29, 2011, the Company closed a rights offering for net cash proceeds of $6,037,803. Management will continue, as appropriate, to seek other sources of financing on favorable terms. However, there are no assurances that any such financing can be obtained on favorable terms, if at all.  In view of these conditions, the ability of the Company to continue as a going concern is dependent upon its ability to obtain such financing and, ultimately, on achieving profitable operations.  The outcome of these matters cannot be predicted at this time.  The consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue in business.

3. ACCOUNTING CHANGES

In accordance with its policy, the Company reviews the estimated useful lives of its fixed assets on an ongoing basis.  This review indicated that the actual life of a piece of manufacturing equipment was longer than the estimated useful life used in the Company’s prior year’s financial statements.  As a result, effective January 1, 2012, the Company changed its estimate of the useful life of its manufacturing equipment to better reflect the estimated period during which this asset will remain in service.  The piece of manufacturing equipment that previously was being depreciated over five years was increased to seven years.  The change in estimate did not have a material effect on gross profit on product sales, net loss, and loss per share.

4. RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2012, the Company adopted Accounting Standards Update (ASU) 2011 – 04, “Fair Value Measurement”.  This ASU clarifies the concepts related to highest and best use and valuation premise, blockage factors and other premiums and discounts, the fair value measurement of financial instruments held in a portfolio and of those instruments classified as a component of shareowners' equity. The guidance includes enhanced disclosure requirements about recurring Level 3 fair value measurements, the use of nonfinancial assets, and the level in the fair value hierarchy of assets and liabilities not recorded at fair value. The provisions of this ASU are effective prospectively for interim and annual periods beginning on or after December 15, 2011. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

On January 1, 2012, the the Company adopted Accounting Standards Update (ASU) 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011 – 05 (ASC 220): Presentation of Comprehensive Income.”  ASU 2011-12 eliminates the requirement to report the components of net income and d other comprehensive income in interim periods.  In addition, ASU 2011-12 defers certain provisions of ASU 2011-05 pertaining to the presentation of reclassification adjustments separately on the income statement.  ASU 2011-12 is effective for interim and annual periods beginning on or after December 15, 2011.   All other requirements in ASU 2011-05 are not affected by this update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The provisions of ASU 2011-05 are effective for interim and annual periods beginning on or after December 15, 2011.  The adoption of this standard did not have a material effect on the Company’s consolidated financial statements as the Company does not have other comprehensive income.

5. FAIR VALUE MEASUREMENTS

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

Financial Instrument carried at fair value as of March 31, 2012

Assets	Level 1	Level 2	Level 3	Total
	$	$	$	$
Cash and cash equivalents	4,966,891	-	-	4,966,891

Liabilities
Warrant Liability	-	-	8,348,764	8,348,764

As of March 31, 2012, the warrant liability is recorded at its fair value of $8,348,764. The Company reassesses the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, contractual term of the warrant, and risk-free interest rate. The computation of expected volatility was based on the historical volatility of the Company’s stock.  A small change in the estimates used in the Black-Scholes pricing model may have a relatively large change in the estimated valuation of the common stock warrants.

The following table presents the changes in fair value of the Company’s total Level 3 financial liabilities for the period ended March 31, 2012:

	Balance at December 31, 2011	Unrealized loss	Balance at March 31, 2012
Warrant Liability	$3,347,814	$5,000,950	$8,348,764

6.  INVENTORIES

	March 31, 2012	December 31, 2011
	$	$
Raw materials	962,563	740,288
Work in progress	659,724	524,862
Finished goods	776,628	939,293
	2,398,915	2,204,443

The carrying value of inventory as at March 31, 2012 includes a provision for lower of cost and market value on the Company’s RAMP®  200 Readers in the amount $102,453 [December 31, 2011 - $102,453].  The carrying value of inventory as at March 31, 2012 also includes a provision for obsolescence in the amount of $81,573 [December 31, 2011 - $31,515].  For the period ended March 31, 2012, inventory write-downs and obsolescence charges were $56,787 [2011 - $39,800].

7.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities comprise:

	March 31, 2012	December 31, 2011
	$	$
Trade accounts payable	1,153,129	1,340,318
Employee related accounts payable and accrued liabilities	836,825	871,345
Royalties	152,739	489,593
Other accrued liabilities	472,928	826,032
	2,615,621	3,527,288

8.  LEASE INDUCEMENTS

During the year ended December 31, 2007, the Company entered into a 15 year facility lease agreement [note 11[c][i]].  The agreement provides for lease inducements to be provided by the landlord to the Company which are summarized as follows:

	March 31, 2012	December 31, 2011
Summarized as to:	$	$
Current Portion
Rent-free inducement [i]	54,278	54,278
Non-repayable leasehold improvement allowance [ii]	114,661	114,661
	168,939	168,939
Repayable leasehold improvement allowance [iii]	341,079	331,869
Total Current Portion	510,018	500,808

Long-Term Portion
Rent-free inducement [i]	533,730	547,299
Non-repayable leasehold improvement allowance [ii]	1,127,498	1,156,163
	1,661,228	1,703,462
Repayable leasehold improvement allowance [iii]	6,363,673	6,452,476
Total Long-Term Portion	8,024,901	8,155,938

Total	8,534,919	8,656,746

The lease inducements disclosed on the consolidated balance sheets as a result of these benefits is comprised of the following:

[i]           In 2007, the Company entered into a long-term facility lease agreement that included an eight and one half month rent-free period from May 17, 2007 to February 1, 2008.  The lease inducement benefit arising from the rent-free period is being amortized on a straight-line basis over the term of the operating lease as a reduction to rental expense.  Amortization for the period ended March 31, 2012 amounted to a reduction of rental expense $13,569 [2011 - $13,569].

[ii]          The Company received a non-repayable allowance for an amount of $1.7 million for expenditures related to general upgrades to the facility.  The lease inducement benefit arising from the non-repayable leasehold improvement allowance is being amortized on a straight-line basis over the balance of the term of the lease beginning April 1, 2008 as a reduction to rental expense.  Amortization for the period ended March 31, 2012 amounted to a reductions of rental expense of $28,665 [2011 - $28,665].

[iii]         The Company received a repayable leasehold improvement for an amount of $7.8 million used for additional improvements to the facility.  This lease inducement is being repaid over the term of the operating lease commencing February 1, 2008 at approximately $88,500 per month including interest calculated at an interest rate negotiated between the Company and the landlord.  Principal repayments for the period ended March 31, 2012 amounted to $79,592 [2011 - $71,337]. Interest payments for the period ended March 31, 2012 amounted to $185,844 [2011 - $194,099].

To secure the lease, the Company is maintaining a security deposit with the landlord in the form of an irrevocable letter of credit in the amount of $870,610 collateralized by a term deposit with a market value of $870,610 that is presented as part of restricted deposits in the long-term asset section of the balance sheets.

9. SHARE CAPITAL AND ADDITIONAL PAID-IN CAPITAL

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

The net proceeds of the rights offering was $6,037,803 after deducting issue costs of $685,739. Of these net proceeds, $2,330,921 was allocated to common shares and $3,706,882 was allocated to the warrants. Further, of this amount allocated to the warrants, $4,127,888 was recorded as warrant liability and $421,008 of issue costs allocated to the warrants was expensed to warrant issue costs on the consolidated statement of loss and comprehensive loss.

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

On March 28, 2012, the Board of Directors approved an increase to the Company’s authorized shares under its 2008 stock option plan from 1,700,000 to 24,200,000. This increase is subject to shareholder approval at the Company’s Annual General Meeting in June, 2012.

Of the 1,700,000 stock options authorized for grant under the 2008 Plan, 1,131,115 stock options are available for grant at March 31, 2012.

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of optioned	Weighted average
	common shares	exercise price
	#	$
Balance at December 31, 2011	184,485	3.40
Options forfeited	(2,321)	1.08
Options expired	(21,225)	6.70
Balance, March 31, 2012	160,939	3.02

At March 31, 2012, the following stock options were outstanding:

Range of exercise price	Number of shares under option	Weighted average remaining contractual life	Weighted average exercise price	Number of options currently exercisable	Weighted average exercise price
$	#	(years)	$	#	$
0.34 - 1.99	114,724	2.94	0.82	28,102	1.08
6.00 - 6.99	15,840	1.01	6.90	7,919	6.90
7.00 - 7.99	1,500	1.06	7.30	750	7.30
8.00 - 8.99	16,240	0.41	8.80	16,233	8.80
10.00 - 10.50	12,635	0.49	10.20	12,633	10.20
0.34 – 10.50	160,939	2.28	3.02	65,637	5.52

[d]   Stock-based compensation

The following table shows stock-based compensation allocated by type of cost:

Three months ended March 31,	2012	2011
	$	$

Cost of sales	(65)	10,747
Research and development	3,079	23,486
General and administrative	2,989	82,975
Sales and marketing	76	14,660
	6,079	131,868

As of March 31, 2012, the total compensation expense to be recognized in future periods related to stock options granted amounts to $24,547, which is expected to be recognized over a weighted average service period of 1.20 years.

[e]   Common share purchase warrants

At March 31, 2012, there were exercisable warrants outstanding to purchase 90,127,904 shares of common stock at $0.0746 per share, expiring December, 2016.

There were no common share purchase warrant transactions during the period ended March 31, 2012.

The estimated fair value of warrants issued is reassessed at each balance sheet date using the Black-Scholes option pricing model. The following assumptions were used to value the warrants on the following balance sheet dates:

	March 31, 2012	December 31, 2011
Risk-free interest rates	1.47%	1.18%
Expected dividend yield	0%	0%
Expected life (in years)	4.75	5.00
Expected volatility	118%	110%

[f]           Loss per common share

160,939 of stock options and 90,127,904 common share purchase warrants have been excluded from the computation of diluted earnings per share as the Company has incurred a net loss for the period ended March 31, 2012.

10. RELATED PARTY TRANSACTIONS

The Company incurred consulting fees to a director of $73,994 for the period ended March 31, 2012 [2011 – nil].  These amounts are included in accounts payable and accrued liabilities as at March 31, 2012 [December 31, 2011 – $127,123].  These consulting fees are included in general and administrative expenses in the consolidated statement of loss and comprehensive loss.

All related party transactions are recorded at their exchange amounts, established and agreed between the related parties.

11. COMMITMENTS

[a]           License agreements

[i]           The Company entered into a non-exclusive license agreement, effective July 2005, as amended June 2008, to use and sublicense certain technology (“Technology”) for one of the Company’s cardiac tests.  In consideration for these rights, the Company paid a non-refundable license issuance fee of $2,000,000 in the first two years after execution of the agreement and is required to pay quarterly royalties on the sale of products that incorporate the Technology.  For the period ended March 31, 2012, the Company incurred an expense of $117,469 [2011 - $69,563] for royalties.

[ii]          The company entered into a non-exclusive license and supply agreement, effective June 30, 2009 to purchase certain proprietary materials and use related intellectual property to manufacture, sell and have sold lateral flow immunoassay products.  In consideration for these rights, the Company is to pay a non-refundable, non-creditable license fee, of USD$85,000 in 17 equal quarterly payments of USD$5,000 commencing December 31, 2009.  For the period ended March 31, 2012, the Company incurred an expense of $4,996 [2011 - $4,848] for license fees.

[iii]         The Company entered into an exclusive license agreement with the University of British Columbia effective March 1996, as amended October 2003, to use and sublicense certain technology and any improvements thereon, and to manufacture, distribute and sell products in connection therewith.  In consideration for these rights, the Company paid a non-refundable license fee of $10,000.  Commencing in 2003 and for a period of nine years thereafter, royalties payable under this license are subject to a $2,500 quarterly minimum.  In addition, a $1,000 per annum maintenance fee is also required which was increased from $500 per annum on January 1, 2006.  These payments are accrued and expensed in the year incurred.  For the period ended March 31, 2012, the Company incurred a total expense of $2,750 [2011 - $2,500], for royalty and license fees under this agreement.  The technology under this agreement is no longer used by the Company.

All royalty and license fees incurred are included in cost of sales.

[b]           Supply agreement

The Company entered into a supply agreement, effective September 2003 for certain reagents for the Company’s RAMP West Nile Virus Test.  In addition to paying for the reagent purchased, the Company is required to pay the supplier semi-annual royalties equal to 10% of net revenue generated from the sale of the Company’s RAMP West Nile Virus Test.  The initial term of the agreement was three years from the effective date and is automatically renewed for successive periods of one year until either party terminates the agreement.  For the period ended March 31, 2012, the Company incurred an expense of $11,915 [2011 - $18,387] for royalties to the supplier.

[c]           Lease agreements

[i]           The Company entered into a long-term agreement to lease a single tenant 46,000 square foot facility to house all of the Company’s operations beginning March 2008.  Rent is payable from February 1, 2008 to January 31, 2023.  The Company is required to pay the landlord total gross monthly payments of approximately $167,000, which is comprised of base rent, administrative and management fees, estimated property taxes and repayments of the repayable leasehold improvement allowance [note 8[iii]].

For the period ended March 31, 2012 $378,952 [2011 - $380,079] was incurred for expenses related to base rent, administrative and management fees, estimated property taxes, and interest on repayments of the repayable leasehold improvement allowance offset by amortization of both the rent-free inducement [note 9[i]] and non-repayable leasehold improvement allowance [note 8[ii]].  Excluding interest payments for the period ended March 31, 2012 of $185,844 [2011 - $194,099] which have been recorded in interest expense, the remaining expenses are allocated to cost of sales, research and development, general and administrative, and sales and marketing expenses.

[ii]          The Company entered into a number of operating leases for administrative equipment.

[d] Purchase Commitments

As at March 31, 2012, the Company has outstanding purchase commitments of $216,455 to purchase inventory and $14,190 to purchase manufacturing equipment.

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

12. SEGMENTED INFORMATION

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

Customers that represent a concentration risk are those customers who represent 10% or greater of our total revenue. For the period ended March 31, 2012, $1,963,116 (66%) in product sales was generated from two customers of whom one customer represents $1,587,812 (53%) [2011 - $985,308 (49%) from two customers].

Product sales by customer location were as follows:

Three months ended March 31,	2012	2011
	$	$
China	1,970,921	1,016,674
United States	324,886	477,903
Asia (excluding China)	126,939	161,287
Europe	212,261	177,356
Canada	11,647	23,975
Other	335,240	165,261
Total	2,981,894	2,022,456

Product sales by type of product were as follows:

Three months ended March 31,	2012	2011
	$	$
Cardiovascular	2,683,706	1,531,962
Infectious Diseases	47,120	224,209
Bio-defense products	120,230	78,316
West Nile Virus	130,838	187,969
Total	2,981,894	2,022,456

13. CONTINGENCIES

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

During the period ended March 31, 2012, the Company determined that a small number of products that were shipped to Iran may be subject to U.S. export controls and may have required a license from the U.S. Government prior to export.  Although these products are manufactured in Canada, they incorporate U.S. origin components, and for that reason, they may be subject to U.S. controls.  As a result, applicable sanctions and export control laws may have been violated for two shipments that may give rise to a maximum civil monetary penalty for each violation of up to $250,000.  The Company, in conjunction with outside counsel, submitted to the Office of Foreign Asset Control and Bureau of Industry and Security its final voluntary disclosures.  The Company has not recorded any loss contingency as at March 31, 2012 as the outcome is not determinable at this point.

14. SUBSEQUENT EVENTS

On April 2, 2012, the Board of Directors approved the issuance of stock options to certain employees of the Company and members of the Board of Directors to purchase up to 10,645,034 common shares. This issuance is subject to shareholder approval at the Company’s Annual General Meeting in June, 2012.

On April 13, 2012, the Company announced that it has reached an agreement with Mr. Jeffrey L. Purvin to become its new Chief Executive Officer, effective upon his obtaining a Canadian work visa.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes.  Unless otherwise specified, all dollar amounts are Canadian dollars.

Overview

Response Biomedical develops, manufactures and sells diagnostic tests for use with its proprietary RAMP® System, a portable fluorescence immunoassay-based diagnostic testing platform.  The RAMP® technology utilizes a unique method to account for sources of error inherent in conventional lateral flow immunoassay technologies, thereby providing the ability to quickly and accurately detect and quantify an analyte present in a liquid sample.  Consequently, an end user on-site or in a point-of-care setting can rapidly obtain important diagnostic information.  Response Biomedical currently has thirteen tests available for clinical and environmental testing applications and the Company has plans to commercialize additional tests.

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

Recent Developments

On April 13, 2012, the Company announced that it has reached an agreement with Mr. Jeffrey L. Purvin to become its new Chief Executive Officer, effective upon his obtaining a Canadian work visa.

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

Our significant accounting policies are discussed in Note 3, “Significant Accounting Policies,” to the consolidated financial statements included in Item 8 of Form 10-K filed with the SEC on March 29, 2012. We believe that the following are our most critical accounting policies and estimates, each of which is critical to the portrayal of our financial condition and results of operations and requires our most difficult, subjective and complex judgments.  Our management has reviewed our critical accounting policies and the related disclosures with the Audit Committee of our Board of Directors.

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

Contract service fees are recorded as revenue as the services are performed pursuant to the terms of the contract provided collectability is reasonably assured.  Upfront fees from collaborative research arrangements which are non-refundable, require the ongoing involvement of the Company and are directly linked to specific milestones are deferred and amortized into income as services are rendered. Upfront fees from collaborative research arrangements that are non-refundable, require the ongoing involvement of the Company and are not directly linked to specific milestones are deferred and amortized into income on a straight-line basis over the term of ongoing development.  Upfront fees from collaborative research arrangements that are refundable are deferred and recognized once the refundability period has lapsed.  The Company did not earn revenue from contract service fees from collaborative research arrangements during the period ended March 31, 2012.  The Company earned revenue from contract service fees from a collaborative research arrangement with Roche Diagnostics for the period ended March 31, 2011.    The collaborative research arrangement with Roche Diagnostics was to develop a next generation Troponin assay.  Under the agreement with Roche Diagnostics, the Company was entitled to $1,392,060 over the entire arrangement.

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

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our 2011 Form 10-K filed with the SEC on March 29, 2012. Since the date of our 2011 Form 10-K, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them except for the change in estimate of the useful life of certain manufacturing equipment as disclosed in note 3 in the consolidated financial statements included in Item 1.

See note 4, “Recent Accounting Pronouncements,” of the consolidated financial statements in Item 1 for information related to the adoption of new accounting standards in 2012, none of which had a material impact on our financial statements, and the future adoption of recently issued accounting standards, which we do not expect to have a material impact on our financial statements.

RESULTS OF OPERATIONS

For the three months period ended March 31, 2012 and 2011:

For the Periods Ended March 31,			Change 2011 to 2012
	2012	2011	Increase / (Decrease)	Percent Change
Product Sales	$2,981,894	$2,022,456	$959,438	47%
Cost of Sales	1,712,161	1,994,183	(282,022)	(14%)
Gross profit on product sales	$1,269,733	$28,273	$1,241,460	4391%
Gross margin	42.6%	1.4%

Revenue and Gross Margin

Revenue

Revenues increased 47% or $1.0 million in March 31, 2012 as compared to March 31, 2011.  The change in total revenue is due to the following:

•	Cardiovascular sales have increased 75%, or $1.2 million primarily due to:
•	An increase of $1.0 million in sales to our two distributors in China as a result of a combination of price increases and volume increases from the comparative period ; and
•	A $0.2 million increase representing the sum of variances across several different markets.
•	Infectious disease sales have decreased 79%, or $0.2 million due to a reduction of orders by 3M during the current period vs. the comparative period.

Gross Margin

Gross profit on product sales increased by $1.2 million in the period ended March 31, 2012 as compared to the period ended March 31, 2011.  The change in total gross profit is primarily due to the increase in gross margin to 42.6% from a gross margin of 1.4% in the period ended March 31, 2011.  This increase is primarily due to the following:

•	An increase in the price of our products to our distributors combined with a change in product mix to higher margin products;
•	An increase in the level of production during the period ended March 31,2012 compared to March 31, 2011 resulting in an increase of the absorption of fixed manufacturing overhead costs;
•	An increase in manufacturing efficiency during the period ended March 31, 2012 compared to March, 31, 2011 resulting in lower material costs per test produced; and
•	A decrease of $0.1 million in inventory provisions to account for obsolescence and slow-moving inventory items, and to reduce inventory values down to their net realizable value.

Contract Service Fees

For the Periods Ended March 31,			Change 2011 to 2012
	2012	2011	Increase / (Decrease)	Percent Change
Contract service fees	$-	$448,104	$(448,104)	(100%)

Contract service fees decreased by 100%, or $0.45 million in the period ended March 31, 2012 in comparison to the period ended March 31, 2011 due to the termination of a project agreement with Roche Diagnostics Ltd. in the period ended March 31, 2011. Upon termination, the Company recognized the remaining revenue under the contract to offset costs incurred in accordance with the agreement.  There are no current collaborative arrangements in progress.

Operating Expenses

For the Periods Ended March 31,			Change 2011 to 2012
	2012	2011	Increase / (Decrease)	Percent Change
Research and development	$689,622	$639,946	$49,676	8%
General and administrative	870,453	793,570	76,883	10%
Sales and marketing	254,374	303,578	(49,204)	(16%)
Total Operating Expenses	$1,814,449	$1,737,094	$77,355	4%

Research and Development Expenses

Research and Development Expenses increased by 8%, or $50,000 for the period ended March 31, 2012 in comparison to the period ended March 31, 2011.  The increase is due to a $56,000 increase in product development costs as a result of an increase in ongoing development projects, a $22,000 increase in consulting and legal expenses incurred, and a $14,000 increase in administrative expenses.  These were offset by a $20,000 decrease in salaries and wages due to a lower headcount and a $20,000 decrease in stock based compensation expense.  The remaining $2,000 decrease is due to offsetting, immaterial variances.

General and Administrative Expenses

General and Administrative Expenses increased by 10%, or $77,000 for the period ended March 31, 2012 in comparison to the period ended March 31, 2011.  The increase is due to a $170,000 increase in legal expenses incurred, a $90,000 increase in professional fees for interim CEO, CFO, and finance related services, and a $40,000 increase in administrative expenses primarily due to increased insurance and audit fees.  These increases were offset by an $114,000 decrease in salaries and wages due to lower headcounts, an $80,000 decrease in stock based compensation expense, and a $20,000 decrease in depreciation costs.  The remaining $9,000 decrease is due to other immaterial offsetting variances.

Sales and Marketing Expenses

Sales and Marketing Expenses decreased by 16%, or $49,000 for the period ended March 31, 2012 in comparison to the period ended March 31, 2011.  The decrease was primarily due to an $83,000 decrease in salaries and wages due to lower headcounts, a $16,000 decrease in selling expenses as a result of a reduction in marketing support provided to a key distributor, and a $15,000 decrease in stock based compensation.  These decreases were offset by a $46,000 increase in legal expenses and a $16,000 increase in consulting fees incurred during the period.  The remaining $3,000 increase is due to other immaterial variances.

Other Expense (Income), Net

For the Periods Ended March 31,			Change 2011 to 2012
	2012	2011	Increase / (Decrease)	Percent Change
Interest expense	186,986	199,293	(12,307)	(6%)
Interest income*	(4,837)	(5,820)	983	(17%)
Foreign exchange (gain)loss	(23,485)	69,217	(92,702)	(134%)
Unrealized loss on revaluation of warrant liability	5,000,950	-	5,000,950	100%
Total Other Expenses / (Income)	$5,159,614	$262,690	$4,896,924	200%

* N/M – Not meaningful

Interest Expense

Interest expenses decreased by 6%, or $12,000 in the period ended March 31, 2012 compared to the period ended March 31, 2011.  The decrease is due to a reduction in the interest paid on the repayable leasehold improvement allowance resulting from a decrease in principal in 2012 versus 2011.

Foreign exchange (gain)/loss

Foreign exchange (gain) increased by $93,000 in the period ended March 31, 2012 compared to a foreign exchange loss in the period ended March 31, 2011.  Foreign exchange gains and losses are largely due to U.S. dollar balances of cash and cash equivalents, accounts receivable and accounts payable affected by the fluctuations in the value of the U.S. dollar as compared to the Canadian dollar.

Unrealized loss on revaluation of warrant liability

The unrealized loss on revaluation of the warrant liability is solely due to the mark-to-market revaluation of the outstanding warrants each reporting period.  The change in fair market value increased from December 31, 2012 resulting in an unrealized loss of $5.0 million.  The fair market value is calculated using a Black-Scholes model with inputs for volatility, risk free interest rate, and expected life of the warrants.  The primary reason for the increase in the value of the liability is the increase in the fair market value of the shares of the Company as of March 31, 2012.  A small change in the estimates used in the Black-Scholes pricing model may have a relatively large change in the estimated valuation of the common stock warrants.

Loss

For the three month period ended March 31, 2012, the Company reported a loss of $5.7 million or $0.04 per share, compared to a loss of $1.5 million or $0.04 per share in 2011. The increase in the loss for the period ended March 31, 2012 is primarily attributed to the $5.0 million unrealized loss on the revaluation of the warrant liability.  This was offset by a combination of a higher gross margin percentage and an increase in product sales.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents and working capital at March 31, 2012, and March 31, 2011 were as follows:

	As at March 31, 2012	As at December 31, 2011
Cash and cash equivalents	$4,966,891	$7,354,802
Percentage of total assets	26%	35%
Working capital (deficiency)	$(1,775,397)	$3,815,281

The change in working capital / (deficiency) is primarily due to the increase in the fair market value of the warrant liability which increased by $5.0 million from $3.3 million to $8.3 million.  The warrant liability is presented as a current liability in accordance with ASC 815; however, each warrant may only be exercised on a net cashless exercise basis and no warrant may be exercised at a time when the exercise price equals or exceeds the current market price.  Therefore, the potential settlement of any warrants do not require any cash disbursements.

FINANCIAL CONDITION

The Company has financed its operations primarily through equity financings. As of March 31, 2012, the Company has raised approximately $103.0 million from the sale and issuance of equity securities and debt, net of issue costs.

The Company has sustained continuing losses since its formation and at March 31, 2012, had a deficit of $112.6 million and for the three month period ended March 31, 2012 incurred negative cash flows from operations of $2.3 million compared to $1.5 million in the same period in 2011.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

ONGOING SOURCES AND USES OF CASH

Changes in Cash Flows

	For the Periods Ended March 31,
	2012	2011
Cash used in operating activities	$(2,277,721)	$(1,496,265)
Cash used in investing activities	(30,597)	(9,020)
Cash used in financing activities	(79,593)	(71,337)
Decrease in cash during the period	$(2,387,911)	$(1,576,622)

As at March 31, 2012, the Company had cash and cash equivalents balance of $5.0 million as a result of a $2.4 million decrease in cash during the three month period ended March 31, 2012.  The cash decrease was a result of $2.3 million of cash used in operating activities, $31,000 of cash used in investing activities, and $80,000 of cash used in financing activities.

Cash Used in Operating Activities

Cash used in Operating Activities is primarily due to the net change in non-cash working capital.  The net change in non-cash working capital and non-current asset balances related to operations for the three month period ended March 31, 2012 and 2011 consists of the following:

	2012	2011
Trade receivables	$(682,774)	$(342,236)
Other receivables	26,133	50,323
Inventories	(194,472)	313,219
Prepaid expenses and other	(99,866)	49,016
Accounts payable and accrued liabilities	(911,667)	(11,479)
Deferred revenue	42,175	(461,923)
Total change in non-cash working capital	$(1,820,471)	$(403,080)

Explanations of the more significant net changes in working capital and non-current asset balances are as follows:

•	Trade receivables increased from $1.6 million to $2.2 million as a result of the timing of sales to and payments made from our largest distributor.

•	Inventory balances increased from $2.2 million to $2.4 million as a result of increases in production due to a higher level of sales during the period.

•
Accounts payable and accrued liabilities decreased from $3.5 million to $2.6 million as a result of the timing of payments of the amounts outstanding primarily related to legal and audit related expenses incurred in the rights offering that completed late 2011.

Cash Used in Investing Activities

Net cash used in investing activities for the three month period ended March 31, 2012 and 2011 was $31,000 and $9,000 which represent cash that was used for the purchase of property, plant, and equipment.

Cash Provided by Financing Activities

Net cash used in financing activities for the three month period ended March 31, 2012, and 2011 was $80,000 and $71,000 which represent cash that was used in the repayment of the leasehold improvement allowance.

OFF-BALANCE-SHEET ARRANGEMENTS

As of March 31, 2012, we had the following material off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K:

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

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Under the rules and regulations of the United States Securities and Exchange Commission, (the “SEC”) and Canadian regulatory authorities, as a smaller reporting company, we are not required to provide information required under this item.

ITEM 4.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including its principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.                      OTHER INFORMATION

ITEM  1.                      LEGAL PROCEEDINGS

We are not aware of any material litigation involving us that is outstanding, threatened or pending.

ITEM 1A.                    RISK FACTORS

Under the rules and regulations of the United States Securities and Exchange Commission, (the “SEC”) and Canadian regulatory authorities, as a smaller reporting company, we are not required to provide information required under this item.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.                        EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference
3.1	Certificate of Incorporation dated August 20, 1980	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report of Form 20-F for the year ended December 31, 2004, as filed on May 2, 2005.

3.2	Company Act Name Change dated October 15, 1991	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report of Form 10-K for the year ended December 31, 2011 as filed on March 29, 2012

3.3	Articles of the Company dated April 10, 1997	Previously filed as an exhibit to, and incorporated herein by reference from, our Registration Statement on Form 20-F filed on February 4, 2004.

4.1	Escrow Agreement dated July 29, 2004	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report of Form 20-F for the year ended December 31, 2004, as filed on May 2, 2005.

10.1#	Consulting Agreement dated October 28, 2011, by and between the Company and Richard Canote	Previously filed as an exhibit to, and incorporated herein by reference from, Form 8-K as filed on March 30, 2012

14	Company’s Code of Ethics	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report of Form 10-K for the year ended December 31, 2011 as filed on March 29, 2012

31.1	CEO's Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934

31.2	CFO's Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934

32.1	CEO's Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350

32.2	CFO's Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350

101#
The following materials from Response Biomedical Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) unaudited Consolidated Statements of Loss and Comprehensive Loss for the three months ended March 31, 2012 and 2011, (ii) unaudited Consolidated Balance Sheets as of March 31, 2012, (iii) audited Consolidated Balance Sheets as of December 31, 2011, (iv) unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (v) unaudited Notes to Consolidated Financial Statements

#	Management compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Response Biomedical Corporation
(Registrant)

Date:	May 8, 2012	/s/ Dr. Peter A. Thompson
Dr. Peter A. Thompson Acting Chief Executive Officer and Chairman of Board of Directors

Date:	May 8, 2012	/s/ Richard A. Canote
Richard A. Canote Chief Financial Officer