Form 10-K/A
period 2011-12-31
RESPONSE BIOMEDICAL CORP
filed 2012-05-16
CIK 806888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

EXPLANATORY NOTE

     This Amendment No. 2 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K (the “Original Annual Report”) for the year ended December 31, 2011, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2012. We are filing this Amendment in response to a comment letter received from the SEC (the “Comment Letter”) in connection with its review of our application for confidential treatment for certain omitted portions of Exhibit 10.31. We have modified Part IV Item 15(b), “Exhibits” in this Amendment to reflect our revised request for confidential treatment for Exhibit 10.31. We are re-filing herewith Exhibit 10.31 omitting certain portions for which we have applied for confidential treatment.

      Except as described above, no attempt has been made in this Amendment to modify or update other disclosures presented in the Original Annual Report. This Amendment does not reflect events occurring after the filing of the Original Annual Report or modify or update those disclosures, including the exhibits to the Original Annual Report affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Annual Report, including any amendments to those filings.

PART IV

ITEM 15.           Exhibits and Financial Statement Schedules.

 (b)          Exhibits: The following exhibits are filed as a part of this report:

All other financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

Exhibit Number	Exhibit Description	Incorporated by Reference
3.1	Certificate of Incorporation dated August 20, 1980	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report of Form 20-F for the year ended December 31, 2004, as filed on May 2, 2005.
3.2	Company Act Name Change dated October 15, 1991	**
3.3	Articles of the Company dated April 10, 1997	Previously filed as an exhibit to, and incorporated herein by reference from, our Registration Statement on Form 20-F filed on February 4, 2004.
4.1	Escrow Agreement dated July 29, 2004	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report of Form 20-F for the year ended December 31, 2004, as filed on May 2, 2005.
10.1	Alexandria New Facility Lease Agreement dated April 24, 2007	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report of Form 20F for the year ended December 31, 2008 as filed on March 31, 2009.
10.2	Alexandria – First Amendment to Lease Agreement dated May 18, 2007	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report of Form 20F for the year ended December 31, 2008 as filed on March 31, 2009.
10.3	Creation Technologies Supply Agreement dated August 19, 2005	Previously filed as an exhibit to, and incorporated herein by reference from, our Report on Form 6-K filed on April 2, 2008.
10.4	Roche License Agreement – NT-proBNP dated July 22, 2005*	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report of Form 20F for the year ended December 31, 2008 as filed on March 31, 2009.
10.5	Roche License Agreement –Amendment 2 concluded July 26, 2005 – dated June 24, 2008*	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report of Form 20F for the year ended December 31, 2008 as filed on March 31, 2009.
10.6	Roche Sales and Supply Agreement dated June 25, 2008*	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report of Form 20F for the year ended December 31, 2008 as filed on March 31, 2009.
10.7	Shionogi Supply Agreement dated May 12, 2006	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report of Form 20F for the year ended December 31, 2008 as filed on March 31, 2009.
10.8	Shionogi Supply Agreement – Amendment 1 dated July 11, 2008	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report of Form 20F for the year ended December 31, 2008 as filed on March 31, 2009.
10.9	3M Master Manufacturing and Supply Agreement dated November 30, 2006 (Redacted)*	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report of Form 20F for the year ended December 31, 2008 as filed on March 31, 2009.
10.1	3M/Response Investment Agreement dated November 30, 2006	Previously filed as an exhibit to, and incorporated herein by reference from, our Report on Form 6-K filed on December 19, 2006.
10.11#	Contract – S. Wayne Kay, Chief Executive Officer	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report of Form 20F for the year ended December 31, 2008 as filed on March 31, 2009.
10.12#	Contract – D. Morris, Chief Operating Officer	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report of Form 20F for the year ended December 31, 2008 as filed on March 31, 2009.
10.13#	Contract – L. Kaler, Vice President Finance and Administration	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report of Form 20F for the year ended December 31, 2009 as filed on April 1, 2010.

10.14#	Contract – Paul Harris, Vice President, Research and Development	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report of Form 20F for the year ended December 31, 2008 as filed on March 31, 2009.
10.15#	Short Term Incentive Plan dated March 18, 2008	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report of Form 20F for the year ended December 31, 2008 as filed on March 31, 2009.
10.16#	2008 Stock Option Plan	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report of Form 20F for the year ended December 31, 2008 as filed on March 31, 2009.
10.17	Irrevocable Commercial Letter of Credit dated May 1, 2007	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report of Form 20F for the year ended December 31, 2008 as filed on March 31, 2009.
10.18#	Form of Indemnification Agreement between Response Biomedical Corp. and applicable officers	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report of Form 20F for the year ended December 31, 2008 as filed on March 31, 2009.
10.19	Demand Operating Facility Agreement dated April 26, 2007 with Schedule A	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report of Form 20F for the year ended December 31, 2009 as filed on April 1, 2010.
10.20#	1996 Stock Option Plan, as amended June 21, 2004	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report of Form 20-F for the year ended December 31, 2004, as filed on May 2, 2005.
10.21#	2005 Stock Option Plan
Previously filed as an exhibit to, and incorporated herein by reference from our Report on Form 6-k filed on June 23, 2005.Previously filed as an exhibit to, and incorporated herein by reference from, our Report on Form 6-K filed on April 2, 2008.

10.22#	2005 Stock Option Plan, as amended June 22, 2006
Previously filed as an exhibit to, and incorporated herein by reference from our Report on Form 6-k filed on June 23, 2005.Previously filed as an exhibit to, and incorporated herein by reference from, our Report on Form 6-K filed on April 2, 2008.

10.23	Warrant Certificate – Othmar Iseli dated October 28, 2008	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report of Form 20F for the year ended December 31, 2008 as filed on March 31, 2009.
10.24	Warrant Certificates – various – dated October 28, 2008	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report of Form 20F for the year ended December 31, 2008 as filed on March 31, 2009.
10.25	Underwriting Agreement Public Offering dated May 7, 2009	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report of Form 20F for the year ended December 31, 2009 as filed on April 1, 2010.
10.26	Executed Warrant Indenture dated May 21, 2009	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report of Form 20F for the year ended December 31, 2009 as filed on April 1, 2010.
10.27	Form of Warrants	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report of Form 20F for the year ended December 31, 2009 as filed on April 1, 2010.
10.28	Broker’s Warrant Certificate dated May 21, 2009	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report of Form 20F for the year ended December 31, 2009 as filed on April 1, 2010.
10.29	Form of Subscription Agreement	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report of Form 20F for the year ended December 31, 2009 as filed on April 1, 2010.
10.30	Subscription Agreement dated June 27, 2010	**
10.31	Distribution Agreement with O&D Biotech Co., Ltd. China dated February 21, 2011*	***
10.32	Note Purchase Agreement dated November 22, 2011	**
10.33	Standby Purchase Agreement dated November 28, 2011	**
10.34#	Consulting Agreement dated October 28, 2011, by and between the Company and Richard Canote	**
14	Company’s Code of Ethics	**

23.1	Consent of Independent Registered Public Accounting Firm	**
24	Power of Attorney (included on signature page)	**
31.1	CEO's Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934	***
31.2	CFO's Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934	***
32.1	CEO's Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350	**
32.2	CFO's Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350	**

#	Management compensatory plan, contract or arrangement
*
Confidential portion of this exhibit has been omitted and filed separately with the Commission pursuant to an application for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

**	Previously filed with our Annual Report on Form 10-K for the year ended December 31, 2011 as filed on March 29, 2012.
***	Filed herewith.

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

Dated: May 16, 2012	Response Biomedical Corporation

	By:	/s/ Dr. Peter A. Thompson
Dr. Peter A. Thompson
Acting Chief Executive Officer and
Chairman of Board of Directors

Dated: May 16, 2012	By:	/s/ Richard A. Canote
Richard A. Canote
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 16, 2012	By:	/s/ Dr. Peter A. Thompson
Dr. Peter A. Thompson
Acting Chief Executive Officer and
Chairman of Board of Directors

Dated: May 16, 2012	By:	/s/ *
Dr. Anthony F. Holler
Chief Financial Officer and Treasurer

Dated: May 16, 2012	By:	/s/ *
Dr. Joseph D. Keegan
Director

Dated: May 16, 2012	By:	/s/ *
Clinton H. Severson
Director

Dated: May 16, 2012	By:	/s/ *
Lewis J. Shuster
Director

Dated: May 16, 2012	By:	/s/ *
Dr. David Wang
Director

* By	/s/ Dr. Peter A. Thompson

Dr. Peter A. Thompson

Attorney-in-Fact