Form 10-Q
period 2012-06-30
RESPONSE BIOMEDICAL CORP
filed 2012-08-09
CIK 806888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 000-50571

Response Biomedical Corp.
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 129,104,393 as of July 27, 2012.

I

 Response Biomedical Corp.

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

These statements involve known and unknown risks, uncertainties and other factors, including the risks described in Part II, of this Quarterly Report on Form 10-Q, which may cause our actual results, performance or achievements to be materially different from any future results, performances, time frames or achievements expressed or implied by the forward-looking statements.  Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements.  Information regarding market and industry statistics contained in this Quarterly Report on Form 10-Q is included based on information available to us that we believe is accurate.  It is generally based on academic and other publications that are not produced for purposes of securities offerings or economic analysis.  We have not reviewed or included data from all sources and cannot assure you of the accuracy of the market and industry data we have included.

Unless the context indicates or requires otherwise, in this Quarterly Report on Form 10-Q, references to the “Company” shall mean Response Biomedical Corp. References to “$” or “dollars” shall mean Canadian dollars unless otherwise indicated.

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

Response Biomedical Corp.

Consolidated Financial Statements

(Unaudited)

(Expressed in Canadian dollars)

As of June 30, 2012 and December 31, 2011 and for the Three and Six Month Periods Ended June 30, 2012 and 2011.

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED BALANCE SHEETS
(See Note 2 – Basis of Presentation and Going Concern Uncertainty)
(Unaudited)
(In Canadian dollars)

	June 30, 2012	December 31, 2011
	$	$
ASSETS
Current
Cash and cash equivalents	3,453,494	7,354,802
Trade receivables, net	1,690,421	1,562,305
Other receivables	83,761	94,744
Inventories [note 5]	2,417,219	2,204,443
Prepaid expenses and other	421,853	280,968
Total current assets	8,066,748	11,497,262
Long-term prepaid expenses	61,400	61,400
Restricted deposits [note 7]	900,610	900,610
Property, Plant and Equipment	7,959,010	8,433,994
Total assets	16,987,768	20,893,266

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities [notes 6 and 9]	1,852,290	3,527,288
Lease inducements - current portion [note 7]	168,939	168,939
Repayable leasehold improvement allowance - current portion [note 7]	350,545	331,869
Deferred revenue - current portion	251,175	306,071
Warrant liability [notes 4 and 8]	4,342,239	3,347,814
Total current liabilities	6,965,188	7,681,981

Lease inducements [note 7]	1,618,993	1,703,462
Repayable leasehold improvement allowance [note 7]	6,272,406	6,452,476
Deferred revenue	55,586	79,624
	14,912,173	15,917,543
Commitments and contingencies [notes 10 and 12]
Shareholders' equity
Common shares [note 8]	99,288,056	99,276,253
Additional paid-in capital [note 8]	12,992,249	12,589,561
Deficit	(110,204,710)	(106,890,091)
Total shareholders' equity	2,075,595	4,975,723
	16,987,768	20,893,266

See accompanying notes

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
(Unaudited)
(In Canadian dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	$	$	$	$
REVENUE
Product sales [note 11]	3,038,044	2,691,623	6,019,938	4,714,079
Cost of sales [notes 5, 8, and 10]	1,888,375	1,783,205	3,600,536	3,777,388
Gross profit on product sales	1,149,669	908,418	2,419,402	936,691

Contract service fees and revenues from collaborative research arrangements	-	7,124	-	455,228
	1,149,669	915,542	2,419,402	1,391,919
EXPENSES [notes 8, 9, and 10]
Research and development	907,199	634,855	1,596,821	1,274,801
General and administrative	1,365,582	616,563	2,236,035	1,410,133
Sales and marketing	354,299	269,298	608,673	572,876
	2,627,080	1,520,716	4,441,529	3,257,810

OTHER EXPENSES (INCOME)
Interest expense [note 7]	185,025	199,668	372,011	398,961
Interest income	(9,823)	(4,570)	(14,660)	(10,390)
Foreign exchange (gain) loss	(47,602)	(3,143)	(71,087)	66,074
Unrealized (gain) loss on revaluation of warrant liability [note 4]	(3,994,722)	-	1,006,228	-
	(3,867,122)	191,955	1,292,492	454,645
Net income (loss) and comprehensive income (loss) for the period	2,389,711	(797,129)	(3,314,619)	(2,320,536)

Income (loss) per common share - basic [note 8]	0.02	(0.02)	(0.03)	(0.06)

Income (loss) per common share - diluted [note 8]	0.02	(0.02)	(0.03)	(0.06)

Weighted average number of common shares outstanding - basic [note 8]	129,098,868	38,950,262	129,088,517	38,950,262

Weighted average number of common shares outstanding - diluted [note 8]	142,608,052	38,950,262	129,088,517	38,950,262

See accompanying notes

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Canadian dollars)

	2012	2011
Six Months Ended June 30,	$	$
OPERATING ACTIVITIES
Net loss for the period	(3,314,619)	(2,320,536)
Add (deduct) items not involving cash:
Depreciation of property, plant and equipment	564,732	649,950
Amortization of intangible assets	-	16,480
Amortization of deferred lease inducements	(84,469)	(84,468)
Restricted deposits	-	(5,989)
Stock-based compensation	402,688	235,747
Unrealized loss on revaluation of warrant liability	1,006,228	-
Changes in non-cash working capital
Trade receivables	(128,116)	(130,331)
Other receivables	10,983	22,313
Inventories	(212,776)	600,013
Prepaid expenses and other	(140,885)	(35,457)
Accounts payable and accrued liabilities	(1,674,998)	(244,354)
Deferred revenue	(78,934)	(341,867)
Cash used in operating activities	(3,650,166)	(1,638,499)

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(89,748)	(25,375)
Cash used in investing activities	(89,748)	(25,375)

FINANCING ACTIVITIES
Repayment of repayable leasehold improvement allowance	(161,394)	(144,654)
Cash used in financing activities	(161,394)	(144,654)

Decrease in cash during the period	(3,901,308)	(1,808,528)
Cash and cash equivalents, beginning of period	7,354,802	4,330,117
Cash and cash equivalents, end of period	3,453,494	2,521,589

See accompanying notes

RESPONSE BIOMEDICAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. DESCRIPTION OF BUSINESS

Response Biomedical Corp. (the “Company”) was incorporated on August 20, 1980 under the predecessor to the Business Corporations Act (British Columbia).  The Company is engaged in the research, development, commercialization and distribution of diagnostic technologies for the medical point of care (“POC”) and on-site environmental testing markets. POC and on-site diagnostic tests (or assays) are simple, non-laboratory based tests performed using portable hand-held devices, compact desktop analyzers, single-use test cartridges and/or dipsticks.  Since 1996, the Company has developed and commercialized a proprietary diagnostic system called RAMP®.

The RAMP® System is a portable fluorescence immunoassay-based diagnostic technology that combines the performance of a clinical lab with the convenience of a dipstick test. Immunoassays are highly sensitive and specific tests used to identify and measure small quantities of materials, such as proteins.  A large variety of biological molecules and inorganic materials can be targeted. Accordingly, the RAMP® technology is applicable to multiple distinct market segments and many products within those segments.  RAMP® tests are now commercially available for use in the early detection of heart attack, congestive heart failure, influenza A+B, the respiratory syncytial virus, environmental detection of West Nile Virus, and biodefense applications including the rapid on-site detection of anthrax, smallpox, ricin and botulinum toxin.

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

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business.  However, as presented in the financial statements, as of June 30, 2012, the Company had a cash balance of $3,453,494 and an accumulated deficit of $110,204,710.  The Company also incurred a net loss of $3,314,619 and negative cash flows from operations of $3,650,166 in the six months ended June 30, 2012.  As a result, there exists substantial doubt about the Company’s ability to continue as a going concern.

Management has been able, thus far, to finance the operations through a series of equity financings. On December 29, 2011, the Company closed a rights offering for net cash proceeds of $6,037,803. Management will continue, as appropriate, to seek other sources of financing on favorable terms. However, there are no assurances that any such financing can be obtained on favorable terms, if at all.  In view of these conditions, the ability of the Company to continue as a going concern is dependent upon its ability to obtain such financing and, ultimately, on achieving profitable operations.  The outcome of these matters cannot be predicted at this time.  The consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue in business. Such adjustments could be material.

3. RECENT ACCOUNTING PRONOUNCEMENTS

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

On January 1, 2012, the Company adopted Accounting Standards Update (ASU) 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011 – 05 (ASC 220): Presentation of Comprehensive Income.”  ASU 2011-12 eliminates the requirement to report the components of net income and other comprehensive income in interim periods.  In addition, ASU 2011-12 defers certain provisions of ASU 2011-05 pertaining to the presentation of reclassification adjustments separately on the income statement.  ASU 2011-12 is effective for interim and annual periods beginning on or after December 15, 2011.   All other requirements in ASU 2011-05 are not affected by this update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The provisions of ASU 2011-05 are effective for interim and annual periods beginning on or after December 15, 2011.  The adoption of this standard did not have a material effect on the Company’s consolidated financial statements as the Company does not have other comprehensive income.

4. FAIR VALUE MEASUREMENTS

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

For certain of the Company’s financial instruments, including cash and cash equivalents, trade receivables, other receivables, and accounts payable and accrued liabilities the carrying amounts approximate fair values due to their short-term nature. The carrying value of the restricted deposits approximates its fair value due to the nature of the cash deposit.  The fair value of the repayable leasehold improvement allowance approximates its carrying value as the fixed interest rate of 11% is considered to approximate the current market rate.

The fair value hierarchy level at which a financial instrument is categorized is determined on the basis of the lowest level input that is significant to the fair value measurement.

Financial Instruments carried at fair value as of June 30, 2012

	Level 1	Level 2	Level 3	Total
	$	$	$	$
Liabilities
Warrant Liability	-	-	4,342,239	4,342,239

As of June 30, 2012, the warrant liability is recorded at its fair value of $4,342,239. The Company reassesses the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, contractual term of the warrant, and risk-free interest rate. The computation of expected volatility was based on the historical volatility of the Company’s stock.  A small change in the estimates used in the Black-Scholes pricing model may have a relatively large change in the estimated valuation of the common stock warrants.

The following table presents the changes in fair value of the Company’s total Level 3 financial liabilities for the six month period ended June 30, 2012:

	Balance at December 31, 2011	Unrealized loss	Exercise of Warrants	Balance at June 30, 2012
Warrant Liability	$3,347,814	$1,006,228	$(11,803)	$4,342,239

Quantitative information about unobservable inputs used in Level 3 fair value measurements is presented below:

	Valuation Technique	Unobservable Input	As at June 30, 2012	As at December 31, 2011
Warrant Liability	Option Model	Stock Price Volatility	126%	110%

A 5% increase or decrease in stock price volatility would cause a corresponding $100,000 ($110,000 – December 31, 2011) increase or decrease to the Warrant Liability.

5.  INVENTORIES

	June 30, 2012	December 31, 2011
	$	$
Raw materials	866,310	740,288
Work in progress	625,209	524,862
Finished goods	925,700	939,293
	2,417,219	2,204,443

The carrying value of inventory as of June 30, 2012 includes a provision for lower of cost and market value on the Company’s RAMP®  200 Readers in the amount $102,453 [December 31, 2011 - $102,453].  The carrying value of inventory as of June 30, 2012 also includes a provision for obsolescence in the amount of $53,398 [December 31, 2011 - $31,515].  For the three and six month periods ended June 30, 2012, inventory write-downs and obsolescence charges were $9,784 and $66,571 [2011 - $358,907 and $398,706].

6.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities comprise:

	June 30, 2012	December 31, 2011
	$	$
Trade accounts payable	561,694	1,340,318
Employee related accounts payable and accrued liabilities	654,099	871,345
Royalties	209,515	489,593
Other accrued liabilities	426,982	826,032
	1,852,290	3,527,288

7.  LEASE INDUCEMENTS

During the year ended December 31, 2007, the Company entered into a 15 year facility lease agreement [note 10[c][i]].  The agreement provides for lease inducements to be provided by the landlord to the Company which are summarized as follows:

	June 30, 2012	December 31, 2011
	$	$
Current Portion
Rent-free inducement [i]	54,278	54,278
Non-repayable leasehold improvement allowance [ii]	114,661	114,661
	168,939	168,939
Repayable leasehold improvement allowance [iii]	350,545	331,869
Total Current Portion	519,484	500,808

Long-Term Portion
Rent-free inducement [i]	520,161	547,299
Non-repayable leasehold improvement allowance [ii]	1,098,832	1,156,163
	1,618,993	1,703,462
Repayable leasehold improvement allowance [iii]	6,272,406	6,452,476
Total Long-Term Portion	7,891,399	8,155,938

Total	8,410,883	8,656,746

The lease inducements disclosed on the consolidated balance sheets as a result of these benefits is comprised of the following:

[i]           In 2007, the Company entered into a long-term facility lease agreement that included an eight and one half month rent-free period from May 17, 2007 to February 1, 2008.  The lease inducement benefit arising from the rent-free period is being amortized on a straight-line basis over the term of the operating lease as a reduction to rental expense.  Amortization for the three and six month periods ended June 30, 2012 amounted to a reduction of rental expense $13,569 and $27,138 [2011 - $13,569 and $27,138].

[ii]           The Company received a non-repayable allowance for an amount of $1.7 million for expenditures related to general upgrades to the facility.  The lease inducement benefit arising from the non-repayable leasehold improvement allowance is being amortized on a straight-line basis over the balance of the term of the lease beginning April 1, 2008 as a reduction to rental expense.  Amortization for the three and six month periods ended June 30, 2012 amounted to a reductions of rental expense of $28,666 and $57,330 [2011 - $28,665 and $57,330].

[iii]           The Company received a repayable leasehold improvement for an amount of $7.8 million used for additional improvements to the facility.  This lease inducement is being repaid over the term of the operating lease commencing February 1, 2008 at approximately $88,500 per month including interest calculated at an interest rate negotiated between the Company and the landlord.  Principal repayments for the three and six month periods ended June 30, 2012 amounted to $81,801 and $161,394 [2011 - $73,317 and $144,654]. Interest payments for the three and six month periods ended June 30, 2012 amounted to $183,635 and $369,480 [2011 - $192,119 and $386,219].

To secure the lease, the Company is maintaining a security deposit with the landlord in the form of an irrevocable letter of credit in the amount of $870,610 collateralized by a term deposit with a market value of $870,610 that is presented as part of restricted deposits in the long-term asset section of the balance sheets.

8. SHARE CAPITAL AND ADDITIONAL PAID-IN CAPITAL

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

During the six month period ended June 30, 2012, 142,615 warrants were exercised by holders resulting in the issuance of 26,227 common shares.

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

At the Annual General Meeting held June 19, 2012, the Company’s shareholders’ approved an increase to the Company’s authorized shares under its 2008 stock option plan from 1,700,000 to 24,200,000.

Of the 24,200,000 stock options authorized for grant under the 2008 Plan, 13,436,811 stock options are available for grant as of June 30, 2012.

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of optioned common shares	Weighted average exercise price
	#	$
Balance at December 31, 2011	184,485	3.40
Options granted	10,273,433	0.11
Options forfeited	(59,994)	0.23
Options expired	(42,681)	7.60
Balance, June 30, 2012	10,355,243	0.14

At June 30, 2012, the following stock options were outstanding:

Range of exercise price			Number of shares under option	Weighted average remaining contractual life	Weighted average exercise price	Number of options currently exercisable	Weighted average exercise price
$			#	(years)	$	#	$
0.11			10,223,433	9.76	0.11	3,333,333	0.11
0.34	-	0.41	47,470	3.58	0.39	4,747	0.39
1.15	-	1.20	57,130	1.98	1.17	20,806	1.18
6.90	-	7.30	15,790	0.76	6.94	15,790	6.94
8.80	-	10.20	11,420	0.39	9.05	11,420	9.05
0.11	-	10.20	10,355,243	9.67	0.14	3,386,096	0.18

The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model based on the assumptions noted in the following table:

Six Months Ended June 30,	2012			2011
Risk-free interest rates	1.48%	-	1.89%	2.10%
Expected dividend yield	0%			0%
Expected life (in years)	5	-	6.25	3.45
Expected volatility	109.9%	-	114.9%	99%
Fair value per stock option			$0.09	$0.25

[d]   Stock-based compensation

The following table shows stock-based compensation allocated by type of cost:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	$	$	$	$

Cost of sales	16,142	8,340	16,077	19,087
Research and development	26,881	19,449	29,960	42,935
General and administrative	352,008	4,606	354,997	87,582
Sales and marketing	1,578	71,483	1,654	86,143
	396,609	103,878	402,688	235,747

As of June 30, 2012, the total compensation expense to be recognized in future periods related to stock options granted amounts to $555,398, which is expected to be recognized over a weighted average service period of 3.71 years.

 [e]   Common share purchase warrants

Common share purchase warrant transactions and the number of warrants outstanding are summarized below:

	Number of warrants	Weighted average exercise price
	#	$
Balance, December 31, 2011	90,127,904	0.0746
Exercise of warrants	(142,615)	0.0746
Balance, June 30, 2012	89,985,289	0.0746

The estimated fair value of warrants issued is reassessed at each balance sheet date using the Black-Scholes option pricing model. The following assumptions were used to value the warrants on the following balance sheet dates:

	June 30, 2012	December 31, 2011
Risk-free interest rates	1.21%	1.18%
Expected dividend yield	0%	0%
Expected life (in years)	4.5	5
Expected volatility	126%	110%
Fair value of warrant	$0.05	$0.04

[f]           Earnings per common share

10,355,243 stock options have been excluded from the computation of diluted earnings per share for the three month period ended June 30, 2012 as the inclusion of the stock options would have been anti-dilutive.  89,985,289 warrants and 10,355,243 stock options have been excluded from the computation of diluted earnings per share for the six month period ended June 30, 2012 as the Company has incurred a net loss for the period.

9. RELATED PARTY TRANSACTIONS

During the three and six month periods ended June 30, 2012, the Company incurred consulting fees to a director of $74,898 and $148,892 [2011 – nil].  $25,476 of these consulting fees are recorded in accounts payable and accrued liabilities as of June 30, 2012 [December 31, 2011 – $127,123].  These consulting fees are included in general and administrative expenses in the consolidated statement of loss and comprehensive loss.

All related party transactions are recorded at their exchange amounts, established and agreed between the related parties.

10. COMMITMENTS

[a]           License agreements

[i]           The Company entered into a non-exclusive license agreement, effective July 2005, as amended June 2008, to use and sublicense certain technology (“Technology”) for one of the Company’s cardiac tests.  In consideration for these rights, the Company paid a non-refundable license issuance fee of $2,000,000 in the first two years after execution of the agreement and is required to pay quarterly royalties on the sale of products that incorporate the Technology.  For the three and six month periods ended June 30, 2012, the Company incurred an expense of $176,108 and $293,577 [2011 - $134,806 and $204,369] for royalties.

[ii]           The company entered into a non-exclusive license and supply agreement, effective June 30, 2009 to purchase certain proprietary materials and use related intellectual property to manufacture, sell and have sold lateral flow immunoassay products.  In consideration for these rights, the Company is to pay a non-refundable, non-creditable license fee, of USD$85,000 in 17 equal quarterly payments of USD$5,000 commencing December 31, 2009.  For the three and six month periods ended June 30, 2012, the Company incurred an expense of $5,070 and $10,066 [2011 - $4,829 and $9,677] for license fees.

All royalty and license fees incurred are included in cost of sales.

[b]           Supply agreement

The Company entered into a supply agreement, effective September 2003 for certain reagents for the Company’s RAMP West Nile Virus Test.  In addition to paying for the reagent purchased, the Company is required to pay the supplier semi-annual royalties equal to 10% of net revenue generated from the sale of the Company’s RAMP West Nile Virus Test.  The initial term of the agreement was three years from the effective date and is automatically renewed for successive periods of one year until either party terminates the agreement.  For the three and six month period ended June 30, 2012, the Company incurred an expense of $16,553 and $28,468 [2011 - $14,844 and $33,321] for royalties to the supplier.  These royalties are included in cost of sales.

[c]           Lease agreements

[i]           The Company entered into a long-term agreement to lease a single tenant 46,000 square foot facility to house all of the Company’s operations beginning March 2008.  Rent is payable from February 1, 2008 to January 31, 2023.  The Company is required to pay the landlord total gross monthly payments of approximately $167,000, which is comprised of base rent, administrative and management fees, estimated property taxes and repayments of the repayable leasehold improvement allowance [note 7[iii]].

For the three and six month periods ended June 30, 2012 $376,893 and $755,846 [2011 - $378,436 and $758,516] was incurred for expenses related to base rent, administrative and management fees, estimated property taxes, and interest on repayments of the repayable leasehold improvement allowance offset by amortization of both the rent-free inducement [note 7[i]] and non-repayable leasehold improvement allowance [note 7[ii]].  Excluding interest payments for the three and six month periods ended June 30, 2012 of $183,635 and $369,480 [2011 - $192,120 and $386,219] which have been recorded in interest expense, the remaining expenses are allocated to cost of sales, research and development, general and administrative, and sales and marketing expenses.

[d] Purchase Commitments

As of June 30, 2012, the Company has outstanding purchase commitments of $880,363 to purchase inventory and $22,613 to purchase manufacturing equipment.

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

11. SEGMENTED INFORMATION

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

Customers that represent a concentration risk are those customers who represent 10% or greater of our total revenue. For the three month period ended June 30, 2012, $2,202,587 (73%) in product sales was generated from three customers of whom one customer represents $1,284,130 (42%) [2011 - $1,238,555 from one customer].   For the six month period ended June 30, 2012, $3,723,029 (62%) in product sales was generated from two customers of whom one customer represents $2,872,211 (48%) [2011 - $1,958,396 (42%) from one customer].

Product sales by customer location were as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	$	$	$	$
China	1,763,984	1,679,808	3,734,905	2,696,482
United States	328,501	435,640	653,387	913,543
Asia (excluding China)	465,280	242,381	592,219	403,668
Europe	260,688	182,237	472,949	359,593
Canada	4,620	18,770	16,267	42,745
Other	214,971	132,787	550,211	298,048
Total	3,038,044	2,691,623	6,019,938	4,714,079

Product sales by type of product were as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	$	$	$	$
Cardiovascular	2,763,162	2,029,830	5,446,868	3,561,792
Infectious Diseases	-	128,400	47,120	352,609
Bio-defense products	109,075	366,661	229,305	444,977
Vector Infectious Diseases	165,807	166,732	296,645	354,701
Total	3,038,044	2,691,623	6,019,938	4,714,079

12. CONTINGENCIES

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

Recent Developments

▪
During the first quarter, the Company had determined that a small number of products that were shipped to Iran were subject to U.S. export controls and required a license from the U.S Government prior to export.  Although these products were manufactured in Canada, they incorporated U.S. origin components, and for that reason, were subject to U.S. controls.  The Company, in conjunction with outside counsel, submitted to the Office of Foreign Asset Control and Bureau of Industry and Security its final voluntary disclosures.  During the second quarter, the Company received notification from both the Office of Foreign Asset Control and Bureau of Industry and Security that civil monetary penalties will not be pursued by either agency.

▪
During the second quarter, the Company entered into a funding agreement with the National Research Council of Canada Industrial Research Assistance Program, or NRC-IRAP, to support a project which the Company believes will result in improvements to the Company’s current RAMP® Point of Care Assay platform.  NRC-IRAP has agreed to provide $274,056 in funding to support this project.

▪	On July 2, 2012, Tim Shannon signed an employment agreement with the Company to become its Senior Vice President, World Wide Sales and Marketing.
▪
On July 25, 2012, the board of directors, or the Board, approved the appointment of Jeffrey Purvin to the Board and named him chief executive officer of the Company.  In addition, Peter Thompson resigned from the interim chief executive officer position as of July 25, 2012 but remains chairman of the Board.

▪	On July 25, 2012, the Board of Directors approved the appointment of Jonathan Wang to the Board.

RESULTS OF OPERATIONS

For the three month period ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Change 2011 to 2012
	2012	2011	Increase / (Decrease)	Percent Change
Product Sales	3,038,044	2,691,623	346,421	13%
Cost of Sales	1,888,375	1,783,205	105,170	6%
Gross profit on product sales	1,149,669	908,418	241,251	27%
Gross margin	37.8%	33.7%

Revenue and Gross Margin

Revenue

Revenues increased 13% or $0.3 million during the three month period ended June 30, 2012 as compared to June 30, 2011.  The change in total revenue is due to the following:

•	Cardiovascular sales have increased 36%, or $0.7 million, primarily due to:
•	An increase of $0.3 million in sales to our two distributors in China as a result of a combination of price increases and volume increases from the comparative period ;
•	An increase of $0.2 million in sales to our Japanese partner due to increases in pricing and to the timing of shipments; and
•	A $0.2 million increase representing the sum of variances across several different markets.
•
Infectious disease, biodefense, and vector infectious disease sales have decreased 59% or $0.4 million due to timing of orders of infectious disease products and that there was a significant biodefense sale that occurred in 2011 that did not repeat in 2012.

Gross Margin

Gross profit on product sales increased by $0.2 million during the three month period ended June 30, 2012 as compared to the comparative period ended June 30, 2011.  The change in total gross profit is primarily due to the increase in gross margin.  This increase is primarily due to the following:

•	An increase in the price of our products to our distributors combined with a change in product mix to higher margin products;
•	An increase in the level of production during the three month period ended June 30, 2012 compared to June 30, 2011 resulting in an increase of the absorption of fixed manufacturing overhead costs;
•	An increase in manufacturing efficiency during the three month period ended June 30, 2012 compared to June 30, 2011 resulting in lower material and labor costs per test produced; and
•	A decrease of $0.4 million in inventory provisions to account for obsolescence and slow-moving inventory items and to reduce inventory values down to their net realizable value.

Operating Expenses

	Three Months Ended June 30,		Change 2011 to 2012
	2012	2011	Increase / (Decrease)	Percent Change
Research and development	907,199	634,855	272,344	43%
General and administrative	1,365,582	616,563	749,019	121%
Sales and marketing	354,299	269,298	85,001	32%
Total Operating Expenses	2,627,080	1,520,716	1,106,364	73%

Research and Development Expenses

Research and Development Expenses increased by 43%, or $272,000 during the three month period ended June 30, 2012 in comparison to the same period ended June 30, 2011.  The increase is due to a $127,000 increase in professional and legal fees related to the ongoing product development and regulatory activities, a $79,000 increase in product development costs as a result of an increase in ongoing development projects a $76,000 increase in administrative and overhead expenses due to the increase in product development and regulatory activity, and a $19,000 increase in travel related expenses and stock based compensation.  These were offset by a $29,000 decrease in salaries and wages due to the termination of the Company’s chief scientific officer in 2011.

General and Administrative Expenses

General and Administrative Expenses increased by 121%, or $749,000 during the three month period ended June 30, 2012 in comparison to the same period ended June 30, 2011.  The increase is due to a $281,000 increase in stock based compensation due to the grant of stock options during the period, a $241,000 increase in professional fees for the interim CEO and CFO, a $134,000 increase in personnel costs primarily due to recruiting expenses incurred for new senior positions in the Company, a $109,000 increase in legal expenses incurred, and a $31,000 increase in corporate communication and public filing fees.  These increases were offset by a $37,000 decrease in administrative expenses.  The remaining $10,000 decrease is due to other immaterial offsetting variances.

Sales and Marketing Expenses

Sales and Marketing Expenses increased by 32%, or $85,000 during the three month period ended June 30, 2012 in comparison to the same period ended June 30, 2011.  The increase is due to a $109,000 increase in legal and professional expenses related to business development, review of agreements, and sales and marketing consulting services.  In addition, there was a $78,000 increase in bad debt expenses due to the estimated allowance for doubtful accounts.  These increases were offset by a $54,000 decrease in salaries and wages due to lower headcounts, a $28,000 decrease in selling expenses as a result of a reduction in marketing support provided to a key distributor, and a $17,000 decrease in travel related expenses.  The remaining $3,000 decrease is due to other immaterial variances.

Other Expense (Income), Net

	Three Months Ended June 30,		Change 2011 to 2012
	2012	2011	Increase / (Decrease)	Percent Change
Interest expense	185,025	199,668	(14,643)	(7%)
Interest income	(9,823)	(4,570)	5,253	115%
Foreign exchange (gain)loss	(47,602)	(3,143)	44,459	1415%
Unrealized gain on revaluation of warrant liability	(3,994,722)	-	3,994,722	100%
Total Other Expenses / (Income)	(3,867,122)	191,955	4,059,077	2115%

Interest Expense

Interest expenses decreased by 7%, or $14,000 during the three month period ended June 30, 2012 compared to the same period ended June 30, 2011.  The decrease is due to a reduction in the interest paid on the repayable leasehold improvement allowance resulting from a decrease in principal in 2012 versus 2011.

Interest Income

Interest income increased by 115%, or $5,000, during the three month period ended June 30, 2012 compared to the same period ended June 30, 2011.  The increase is due to a higher average cash balance in 2012 in comparison to 2011.

Foreign exchange (gain)/loss

Foreign exchange gain increased by $44,000 during the three month period ended June 30, 2012 compared to the same period ended June 30, 2011.  Foreign exchange gains and losses are largely due to U.S. dollar balances of cash and cash equivalents, accounts receivable and accounts payable affected by the fluctuations in the value of the U.S. dollar as compared to the Canadian dollar.

Unrealized gain on revaluation of warrant liability

The unrealized gain on revaluation of the warrant liability is solely due to the mark-to-market revaluation of the outstanding warrants each reporting period.  The fair market value decreased from March 31, 2012 resulting in an unrealized gain of $4.0 million.  The fair market value is calculated using a Black-Scholes model with inputs for volatility, risk free interest rate, and expected life of the warrants.  The primary reason for the decrease in the value of the liability is the decrease in the fair market value of the shares of the Company as of June 30, 2012 in comparison to March 31, 2012.  A small change in the estimates used in the Black-Scholes pricing model may have a relatively large change in the estimated valuation of the common stock warrants.

Income / (Loss)

For the three month period ended June 30, 2012, the Company reported income of $2.4 million or $0.02 per basic and diluted share, compared to a loss of $0.8 million or $0.02 per basic and diluted share in 2011. The income for the three month period ended June 30, 2012 is primarily attributed to the $4.0 million unrealized gain on the revaluation of the warrant liability.

For the six month period ended June 30, 2012 and 2011:

	Six Months Ended June 30,		Change 2011 to 2012
	2012	2011	Increase / (Decrease)	Percent Change
Product Sales	6,019,938	4,714,079	1,305,859	28%
Cost of Sales	3,600,536	3,777,388	(176,852)	(5%)
Gross profit on product sales	2,419,402	936,691	1,482,711	158%
Gross margin	40.2%	19.9%

Revenue and Gross Margin

Revenue

Revenues increased 28% or $1.3 million during the six month period ended June 30, 2012 in comparison to the same period ended June 30, 2011.  The change in total revenue is due to the following:

•	Cardiovascular sales have increased 53%, or $1.9 million primarily due to:
•	An increase of $1.3 million in sales to our two distributors in China as a result of a combination of price increases and volume increases from the comparative period ;
•	An increase of $0.2 million in sales to our Japanese partner due to increases in pricing and to the timing of shipments; and
•	A $0.4 million increase representing the sum of variances across several different markets.
•
Infectious disease, biodefense, and vector infectious disease sales have decreased 50%, or $0.6 million, due to a reduction of orders by 3M during the current period versus the comparative period, a significant biodefense sale made in 2011 that did not repeat in 2012, and a weaker West Nile Virus season realized by our distributor in the United States.

Gross Margin

Gross profit on product sales increased by $1.5 million during the six month period ended June 30, 2012 as compared to the same period ended June 30, 2011.  The change in total gross profit is primarily due to the increase in gross margin to 40.2% from a gross margin of 19.9% in 2011.  This increase is primarily due to the following:

•	An increase in the price of our products to our distributors combined with a change in product mix to higher margin products;
•	An increase in the level of production during the six month period ended June 30, 2012 compared to 2011 resulting in an increase of the absorption of fixed manufacturing overhead costs;
•	An increase in manufacturing efficiency during the six month period ended June 30, 2012 compared to 2011 resulting in lower material and labor costs per test produced; and
•	A decrease of $0.4 million in inventory provisions to account for obsolescence and slow-moving inventory items and to reduce inventory values down to their net realizable value.

Contract Service Fees

	Six Months Ended June 30,		Change 2011 to 2012
	2012	2011	Increase / (Decrease)	Percent Change
Contract service fees	-	455,228	(455,228)	(100%)

Contract service fees decreased by 100%, or $0.45 million during the six month period ended June 30, 2012 in comparison to the same period in 2011 due to the termination of a project agreement with Roche Diagnostics Ltd. in 2011. Upon termination, the Company recognized the remaining revenue under the contract to offset costs incurred in accordance with the agreement.  There are no current collaborative arrangements in progress.

Operating Expenses

	Six Months Ended June 30,		Change 2011 to 2012
	2012	2011	Increase / (Decrease)	Percent Change
Research and development	1,596,821	1,274,801	322,020	25%
General and administrative	2,236,035	1,410,133	825,902	59%
Sales and marketing	608,673	572,876	35,797	6%
Total Operating Expenses	4,441,529	3,257,810	1,183,719	36%

Research and Development Expenses

Research and Development Expenses increased by 25%, or $322,000 during the six month period ended June 30, 2012 in comparison to the same period ended June 30, 2011.  The increase is due to a $148,000 increase in consulting and legal expenses incurred, a $135,000 increase in product development costs as a result of an increase in ongoing development projects, and a $91,000 increase in administrative and overhead expenses.  These were offset by a $49,000 decrease in salaries and wages primarily due to the termination of the Company’s chief scientific officer.  The remaining $3,000 decrease is due to offsetting, immaterial variances.

General and Administrative Expenses

General and Administrative Expenses increased by 59%, or $826,000 during the six month period ended June 30, 2012 in comparison to the same period ended June 30, 2011.  The increase is due to a $330,000 increase in professional fees for interim CEO, CFO, and finance related services, a $279,000 increase in legal expenses incurred, a $201,000 increase in stock based compensation expenses due to stock options granted during 2012, a $173,000 increase in recruitment expenses for new senior positions in the Company, and a $29,000 increase in corporate communication and public filing fees.  These increases were offset by a $154,000 decrease in salaries and wages due to lower headcounts and a $22,000 decrease in depreciation costs.  The remaining $11,000 decrease is due to other immaterial offsetting variances.

Sales and Marketing Expenses

Sales and Marketing Expenses increased by 6%, or $36,000 during the six month period ended June 30, 2012 in comparison to the same period ended June 30, 2011.  The increase is due to a $171,000 increase in legal and professional expenses related to business development, review of agreements, and sales and marketing consulting services.  In addition, there was an $89,000 increase in bad debt expenses due to the estimated allowance for doubtful accounts.  These increases were offset by a $139,000 decrease in salaries and wages due to lower headcounts, a $55,000 decrease in selling expenses as a result of a reduction in marketing support provided to a key distributor, a $18,000 decrease in stock based compensation, and a $17,000 decrease in travel related expenses.  The remaining $5,000 increase is due to other immaterial variances.

Other Expense (Income), Net

	2012	2011	Increase / (Decrease)	Percent Change
Interest expense	372,011	398,961	(26,950)	(7%)
Interest income	(14,660)	(10,390)	4,270	41%
Foreign exchange (gain)loss	(71,087)	66,074	137,161	208%
Unrealized loss on revaluation of warrant liability	1,006,228	-	1,006,228	100%
Total Other Expenses	1,292,492	454,645	837,847	184%

Interest Expense

Interest expenses decreased by 7%, or $27,000 during the six month period ended June 30, 2012 compared to the same period ended June 30, 2011.  The decrease is due to a reduction in the interest paid on the repayable leasehold improvement allowance resulting from a decrease in principal in 2012 versus 2011.

Interest Income

Interest income increased by 41%, or $4,000, during the six month period ended June 30, 2012 compared to the same period ended June 30, 2011.  The increase is due to a higher average cash balance in 2012 in comparison to 2011.

Foreign exchange (gain)/loss

Foreign exchange gain increased by $137,000 during the six month period ended June 30, 2012 compared to a foreign exchange loss in the same period in 2011.  Foreign exchange gains and losses are largely due to U.S. dollar balances of cash and cash equivalents, accounts receivable and accounts payable affected by the fluctuations in the value of the U.S. dollar as compared to the Canadian dollar.

Unrealized loss on revaluation of warrant liability

The unrealized loss on revaluation of the warrant liability is solely due to the mark-to-market revaluation of the outstanding warrants each reporting period.  The change in fair market value increased from December 31, 2011 resulting in an unrealized loss of $1.0 million.  The fair market value is calculated using a Black-Scholes model with inputs for volatility, risk free interest rate, and expected life of the warrants.  The primary reason for the increase in the value of the liability is the increase in the fair market value of the shares of the Company as of June 30, 2012.  A small change in the estimates used in the Black-Scholes pricing model may have a relatively large change in the estimated valuation of the common stock warrants.

Loss

For the six month period ended June 30, 2012, the Company reported a loss of $3.3 million or $0.03 per basic and diluted share, compared to a loss of $2.3 million or $0.06 per basic and diluted share in 2011. The increase in the loss for the six month period ended June 30, 2012 is primarily attributed to the $1.0 million unrealized loss on the revaluation of the warrant liability.  In addition, there was a $1.2 million increase in operating expenses offset by a combination of increased product sales and a higher gross margin earned.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents and working capital at June 30, 2012, and December 31, 2011 were as follows:

	As at June 30, 2012	As at December 31, 2011
Cash and cash equivalents	$3,453,494	$7,354,802
Percentage of total assets	20%	35%
Working capital	$1,101,560	$3,815,281

The change in working capital is primarily due to the $3.9 million decrease in cash from December 31, 2011 to June 30, 2012.  The decrease in cash is primarily due to a $1.7 million decrease in accounts payable and accrued liabilities in addition to increased operating expenses and other changes to the Company’s non-cash working capital.  In addition, the $1.0 million increase in the fair market value of the warrant liability has contributed to a decrease in working capital.  The warrant liability is presented as a current liability in accordance with ASC 815; however, each warrant may only be exercised on a net cashless exercise basis and no warrant may be exercised at a time when the exercise price equals or exceeds the current market price.  Therefore, the potential settlement of any warrant does not require any cash disbursement

FINANCIAL CONDITION

The Company has financed its operations primarily through equity financings. As of June 30, 2012, the Company has raised approximately $103.0 million from the sale and issuance of equity securities and debt, net of issue costs.

The Company has sustained continuing losses since its formation and at June 30, 2012, had a deficit of $110.2 million and for the six month period ended June 30, 2012 incurred negative cash flows from operations of $3.7 million compared to $1.6 million in the same period in 2011.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

ONGOING SOURCES AND USES OF CASH

Changes in Cash Flows

For the Six Months Ended June 30,	2012	2011
Cash used in operating activities	(3,650,166)	(1,638,499)
Cash used in investing activities	(89,748)	(25,375)
Cash used in financing activities	(161,394)	(144,654)
Decrease in cash during the period	$(3,901,308)	$(1,808,528)

As of June 30, 2012, the Company had cash and cash equivalents balance of $3.5 million as a result of a $3.9 million decrease in cash during the six month period ended June 30, 2012.  The cash decrease was a result of $3.7 million of cash used in operating activities, $89,748 of cash used in investing activities, and $161,394 of cash used in financing activities.

Cash Used in Operating Activities

Cash used in Operating Activities is primarily due to the net change in non-cash working capital.  The net change in non-cash working capital and non-current asset balances related to operations for the six month period ended June 30, 2012 and 2011 consists of the following:

	2012	2011
Trade receivables	(128,116)	(130,331)
Other receivables	10,983	22,313
Inventories	(212,776)	600,013
Prepaid expenses and other	(140,885)	(35,457)
Accounts payable and accrued liabilities	(1,674,998)	(244,354)
Deferred revenue	(78,934)	(341,867)
Total change in non-cash working capital	$(2,224,726)	$(129,683)

Explanations of the more significant net changes in working capital are as follows:

•
Accounts payable and accrued liabilities decreased from $3.5 million to $1.9 million as a result of the timing of payments of the amounts outstanding primarily related to legal and audit related expenses incurred in the rights offering that completed late 2011.  In addition, the decrease is attributable to the timing of royalty and severance payments made.

•	Inventory balances increased from $2.2 million to $2.4 million as a result of increases in production due to a higher level of sales during the period.

•	Trade receivables increased from $1.6 million to $1.7 million as a result of the timing of sales to and payments made from our largest distributor.

•	Prepaid expenses increased from $0.3 million to $0.4 million due to the timing of deposits being made for future purchases.

Cash Used in Investing Activities

Net cash used in investing activities for the six month period ended June 30, 2012 and 2011 was $90,000 and $25,000 respectively which represents cash that was used for the purchase of property, plant, and equipment.

Cash Provided by Financing Activities

Net cash used in financing activities for the six month period ended June 30, 2012, and 2011 was $161,000 and $145,000 respectively which represents cash that was used in the repayment of the leasehold improvement allowance.  The increase is due to the increase of principal paid on every payment made to our landlord.

OFF-BALANCE-SHEET ARRANGEMENTS

The Company does not have any off-balance sheet financing arrangements at June 30, 2012.

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

On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, valuation of stock based compensation, valuation of long-lived assets, tax related contingencies, valuation of inventories, contingencies and litigation, valuation of the warrant liability, among others. We base our estimates on historical experience and on various other assumptions, including expected trends that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

Contingent Liabilities

The Company provides for contingent liabilities when (1) it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and (2) the amount of the loss can be reasonably estimated. Disclosure in the notes to the financial statements is required for loss contingencies that do not meet both these conditions if there is a reasonable possibility that a loss may be incurred. The costs of defending legal claims against the Company are expensed as incurred.

Revenue recognition

Product sales are recognized when legal title passes to distributors or customers, the sales price is fixed and determinable, collection of the resulting receivables is reasonably assured and no uncertainties with regard to customer acceptance exist.  Sales are recorded net of discounts and sales returns.

Contract service fees are recorded as revenue as the services are performed pursuant to the terms of the contract provided collectability is reasonably assured.  Upfront fees from collaborative research arrangements which are non-refundable, require the ongoing involvement of the Company and are directly linked to specific milestones are deferred and amortized into income as services are rendered. Upfront fees from collaborative research arrangements that are non-refundable, require the ongoing involvement of the Company and are not directly linked to specific milestones are deferred and amortized into income on a straight-line basis over the term of ongoing development.  Upfront fees from collaborative research arrangements that are refundable are deferred and recognized once the refundability period has lapsed.  The Company did not earn revenue from contract service fees from collaborative research arrangements during the three or six month periods ended June 30, 2012.  The Company earned revenue from contract service fees from a collaborative research arrangement with Roche Diagnostics for the three and six month periods ended June 30, 2011.    The collaborative research arrangement with Roche Diagnostics was to develop a next generation Troponin assay.  Under the agreement with Roche Diagnostics, the Company was entitled to $1,392,060 over the entire arrangement.

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

The Company accounts for uncertain tax positions using a “more-likely-than-not threshold” for recognizing and resolving uncertain tax positions.  The Company evaluates uncertain tax positions on a quarterly basis and considers various factors, including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position.  The Company includes interest and penalties related to gross unrecognized tax benefits in the provision for income taxes.

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

See note 3, “Recent Accounting Pronouncements,” of the consolidated financial statements in Item 1 for information related to the adoption of new accounting standards in 2012, none of which had a material impact on our financial statements, and the future adoption of recently issued accounting standards, which we do not expect to have a material impact on our financial statements.

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

During the quarter ended June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.                      OTHER INFORMATION

ITEM  1.                      LEGAL PROCEEDINGS

We are not aware of any material litigation involving us that is outstanding, threatened or pending.

ITEM 1A.                      RISK FACTORS

Our future performance is subject to a number of risks. If any of the following risks actually occur, our business could be harmed and the trading price of our common stock could decline. In evaluating our business, you should carefully consider the following risks in addition to the other information in this Quarterly Report on Form 10-Q. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. It is not possible to predict or identify all such factors and, therefore, you should not consider the following risks to be a complete statement of all the potential risks or uncertainties that we face.

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

We are not profitable and have negative cash flows from operations.  Based on our current cash resources, expected cash burn, and anticipated revenues, we expect that we can maintain operations through the second quarter of 2013. We may need to raise additional capital to fund our operations. We have relied primarily on debt and equity financings to fund our operations and commercialize our products.  Additional capital may not be available, at such times or in amounts as needed by us.  Even if capital is available, it might be on adverse terms.  Any additional equity financing will be dilutive to our shareholders.  If access to sufficient capital is not available as and when needed, our business will be materially impaired and we may be required to cease operations, curtail one or more product development programs, attempt to obtain funds through collaborative partners or others that may require us to relinquish rights to certain technologies or product candidates, or we may be required to significantly reduce expenses, sell assets, seek a merger or joint venture partner, file for protection from creditors or liquidate all our assets.

Our inability to generate sufficient cash flows may result in our Company not being able to continue as a going concern.

We have incurred significant losses to date.  As at June 30, 2012, we had an accumulated deficit of $110,204,710 and have not generated positive cash flow from operations.  Accordingly, there is substantial doubt about our ability to continue as a going concern.  We may need to seek additional financing to support our continued operation; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. In view of these conditions, our ability to continue as a going concern is dependent upon our ability to obtain such financing and, ultimately, on achieving profitable operations.  The outcome of these matters cannot be predicted at this time. The consolidated financial statements for the six months ended June 30, 2012 do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should we be unable to continue in business. Such adjustments could be substantial.

We have incurred substantial operating losses to date.  We expect these losses to continue for the near future.  If we are unable to generate sufficient revenue, positive cash flow or earnings, or raise sufficient capital to maintain operations, we may not be able to continue operating our business and be forced to sell our Company or liquidate our assets.

We have evolved from a pure development company to a commercial enterprise but to date have realized minimal operating revenues from product sales.  As of June 30, 2012, we have incurred cumulative losses since inception of $110,204,710.  For the six months ended June 30, 2012, we incurred a loss of $3,314,619.  We currently are not profitable and expect operating losses to continue.  Generating revenues and profits will depend significantly on our ability to successfully develop, commercialize, manufacture and market our products.  The time necessary to achieve market success for any individual product is uncertain.  No assurance can be given that product development efforts will be successful, that required regulatory approvals can be obtained on a timely basis, if at all, or that approved products can be successfully manufactured or marketed.  Consequently, we cannot assure that we will ever generate significant revenue or achieve or sustain profitability.  As well, there can be no assurance that the costs and time required to complete commercialization will not exceed current estimates.  We may also encounter difficulties or problems relating to research, development, manufacturing, distribution and marketing of our products.  In the event that we are unable to generate adequate revenues, cash flow or earnings, to support our operations, or we are unable to raise sufficient capital to do so, we may be forced to cease operations and either sell our business or liquidate our assets.

Current and future conditions in the global economy may have a material adverse effect on our business prospects, financial condition and results of operations.

During the second half of fiscal year 2008, the global financial crisis, particularly affecting the credit and equity markets, accelerated and the global recession deepened, with an exceptionally weak global economy in 2009 and 2010 followed by a mixed economic performance during 2011 through the first half of 2012. Though we cannot predict the extent, timing or ramifications of the global financial crisis and the economic outlook in different economies, we believe that the current downturn in the world's major economies and the constraints in the credit markets have heightened or could heighten a number of material risks to our business, results of operations, cash flows and financial condition, as well as our future prospects, including the following:

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

We are not able to accurately predict our sales in future quarters.  A significant portion of our product sales is made through distributors.  As a result, our financial results, quarterly product sales, trends and comparisons are affected by seasonal factors and fluctuations in the buying patterns of end-user customers, our distributors, and by the changes in inventory levels of our products held by these distributors.  For example, higher utilization rates of our BNP and NT-proBNP tests may be due to a higher number of emergency department visits by patients exhibiting shortness of breath, a symptom of heart failure and of influenza.  However, higher utilization may also result from greater awareness, education and acceptance of the uses of our tests, as well as from additional users within the hospitals. Accordingly, our sales in any one quarter or period are not indicative of our sales in any future period.

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

We rely on a limited number of third party distributors to market and sell our products in China

We sell in China through an exclusive distributor for RAMP branded products, O&D Biotech Co. Ltd., China (O&D), and an exclusive distributor for private labeled OEM products, Wondfo Biotech Co. Ltd. (Wondfo).  Sales to O&D accounted for 48% of our total product sales during the six months ended June 30, 2012.  If O&D underperforms, we may not be able to generate alternative distribution channels rapidly enough to prevent a significant disruption in sales generated in China, which would have an adverse impact on our business performance.

Although we are a Canadian company, a small number of our products are subject to U.S. export control and economic sanctions laws.

We have determined that some of our products are subject to U.S. export controls and may require a license from the U.S. Government prior to export to countries subject to economic sanctions.  Although these products are manufactured in Canada, they incorporate U.S. origin components, and for that reason, they may be subject to U.S. controls.

As a result, we must monitor, on an on-going basis, the level of U.S. origin components contained in our products which may lead to more of our products being subject to U.S. controls.  If we inadvertently violate U.S. export control and economic sanction laws, significant penalties that could include fines, termination of our ability to export our products, and/or referral for criminal prosecution may be imposed against us, our management, or other employees.  These penalties may have a material adverse effect on our business, operating results, and financial condition.

A larger-than-required and high cost Facility lease and associated cash used to repay additional financial obligations associated with the Facility will negatively impact our operating results and financial position.

In May 2007, we entered into an agreement to lease a multi-use, 46,000 square foot facility in Vancouver, British Columbia, Canada.

This facility, which the company occupied as its main operation center in 2008, is significantly larger than required for our near term production requirements.  The excess space is difficult to sublease due to the current layout of the company’s manufacturing operations and the significant availability of space in other buildings in the local real estate market.  In addition to rental payments for the facility, we are obligated to repay with interest over the next 12 years the $6,622,951 balance due as of June 30, 2012 on the repayable leasehold improvement allowance.

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

All of our test kits, or Kits, are currently produced in-house and our portable fluorescence readers or Readers, are manufactured and supplied to us under contract.  We have qualified a local contract manufacturer for the Readers.  To meet the projected demand for our products, we will require additional equipment to scale up our manufacturing processes.  Some of this equipment will require customization that may increase the lead-time from the supplier.  If demand for our products significantly exceeds forecast, or if the third party manufacturers of Readers or manufacturing equipment are unable to deliver to us on schedule, we may not be able to meet customer requirements.

Some components of our instruments face obsolescence pressure.  If we are not able to secure enough of these components to meet our future demands, our ability to serve various markets may be significantly restricted.

As mentioned above, our Readers are manufactured by a local contract manufacturer.  Some critical components used in the manufacturing of our Readers may become unavailable resulting in delays in production or lead to the inability to manufacture our instrument as currently designed.  As a result of the lack of availability of critical components, if significant delays in production by our contract manufacturer or the potential inability to manufacture our instrument as currently designed occurs, we may not be able to meet customer requirements which could have a material adverse effect on future sales.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, new SEC and BC Securities Commission regulations, and Toronto Stock Exchange, or TSX, rules, are creating additional complexities and expenses for companies such as ours. In 2005, the Accounting Standards Board announced that Canadian GAAP is to be converged with International Financial Reporting Standards, or IFRS.  On February 13, 2008, the Canadian Institute of Chartered Accountants confirmed that the use of IFRS is required for fiscal years beginning on or after January 1, 2011.  According to Section 4.1 of National Instrument 52-107, which governs GAAP requirements in Canada, SEC issuers may use U.S. GAAP.  The Company satisfies the definition of an SEC issuer and consequently converted its primary basis of accounting from Canadian GAAP to U.S. GAAP as of January 1, 2011.  However, the SEC may determine at some point to incorporate IFRS into the U.S. domestic reporting system. Transitioning to IFRS is likely to impact how management communicates with investors, as well as how some companies conduct business with customers and vendors.  The new financial reporting regime will affect internal operations and the transition will require sophisticated planning due to the many interrelated changes it will entail within the Company.  The eventual conversion to IFRS will add complexity and costs to our business and require a significant investment of our time and resources to complete.  Additionally, we will make every effort to ensure the effectiveness of our internal controls each year, but there is no guarantee that our efforts to do so will be successful. To maintain high standards of corporate governance and public disclosure, we intend to invest all reasonably necessary resources to comply with all other evolving standards.  These investments may result in increased general and administrative expenses and a diversion of management time and attention from strategic revenue generating and cost management activities.  If we fail to maintain effective internal controls and procedures for financial reporting, or the SEC requirements applicable to these, we could be unable to provide timely and accurate financial information and therefore be subject to investigation by the SEC, and civil or criminal sanctions.  Additionally, ineffective internal control over financial reporting would place us at increased risk of fraud or misuse of corporate assets and could cause our stockholders, lenders, suppliers and others to lose confidence in the accuracy or completeness of our financial reports.

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

Approximately 62% of our product revenue derives from sales of our products through our distribution channel partners in China.  China is a dynamic and rapidly evolving market for medical technology including the near-patient diagnostic testing market in which the Company competes.  We have neither a direct presence nor personnel in China to allow us to closely monitor and understand this market.  We may not be able to anticipate changes in this market as a consequence, which could materially and adversely impact our product sales.

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

We believe our primary current competitors in the Point of Care, or POC, cardiovascular diagnostics market are:  Biosite, Incorporated, or Biosite, which entered into a merger agreement with Alere in 2007; Abbott Point of Care Inc., or Abbott; and Dade Behring, Inc., or Dade.  Biosite and Abbott have quantitative POC systems, and Dade produces a small quantitative bench-top system, for the detection of some cardiac markers.  These three companies are currently marketing and selling their products in the cardiovascular testing market in which we compete, see "POC Clinical Diagnostics Market, Competition".  In addition, in various emerging markets such as China, there may be local competitors who sell only in that specific country.  Some of these local competitors may be very strong competitors in their local markets due to factors which may include lower cost production, stronger sales, marketing and distribution capabilities, customer familiarity and preference for local suppliers and local government environments which may favor local companies and their products.

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

The market for immunoassay-based diagnostic testing is rapidly changing as a result of recent consolidation in the industry.  Within the past few years, Siemens acquired Bayer Diagnostics, Diagnostic Products Corp. and Dade; and Biosite entered into a merger agreement with Alere.  There have been many acquisitions in the medical diagnostics market including several by Alere, helping the company expand its presence in the market for rapid diagnostic tests used in hospitals and doctors' offices. Siemens and Alere both have significant existing businesses in diagnostics and/or related markets for healthcare equipment and services.  Given the period of time since the announcement of these transactions, it is unclear how these completed and proposed acquisitions will impact the competitive landscape for our products or for hospital-based diagnostic testing in general.  However, because these competitors sell a broad range of product offerings to our prospective hospital customers and because of the substantially greater financial resources and more established marketing, sales and service organizations that they each have, we believe there is greater risk that these new consolidated competitors may offer discounts as a competitive tactic or may hold other competitive advantages as a result of their ability to sell a broader menu of important hospital infrastructure equipment and information systems on a combined or bundled basis.

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

As of June 30, 2012, we had outstanding stock options to purchase an aggregate of 10,355,243 shares, at exercise prices between $0.11 and $10.20 and warrants to purchase an aggregate of 89,985,289 shares at a price of $0.0746, which in total represents 44% of our fully diluted outstanding share capitalization at that date.  To the extent that these outstanding options and warrants are exercised, considerable dilution to the interests of our shareholders will occur.

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

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.           MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.           OTHER INFORMATION

None

ITEM 6.           EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference
3.1	Certificate of Incorporation dated August 20, 1980	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report of Form 20-F for the year ended December 31, 2004, as filed on May 2, 2005.
3.2	Company Act Name Change dated October 15, 1991	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report of Form 10-K for the year ended December 31, 2011 as filed on March 29, 2012
3.3	Articles of the Company dated April 10, 1997	Previously filed as an exhibit to, and incorporated herein by reference from, our Registration Statement on Form 20-F filed on February 4, 2004.
4.1	Escrow Agreement dated July 29, 2004	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report of Form 20-F for the year ended December 31, 2004, as filed on May 2, 2005.
10.1#	Consulting Agreement dated October 28, 2011 by and between the Company and Richard Canote	Previously filed as an exhibit to, and incorporated herein by reference from, Form 8-K as filed on March 30, 2012
10.2#	Employment Agreement, dated April 10, 2012 by and between the Company and Jeffrey L. Purvin	Previously filed as an exhibit to, and incorporated herein by reference from, Form 8-K as filed on April 13, 2012
10.3#	Consulting Agreement, dated June 27, 2012, by and between the Company and Jeffrey L. Purvin	Previously filed as an exhibit to, and incorporated herein by reference from, Form 8-K as filed on June 29, 2012.
14	Company’s Code of Ethics	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report of Form 10-K for the year ended December 31, 2011 as filed on March 29, 2012
31.1	CEO's Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934
31.2	CFO's Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934
32.1	CEO's Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350
32.2	CFO's Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350
101
The following materials from Response Biomedical Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) unaudited Consolidated Statements of Loss and Comprehensive Loss for the three and six months ended June 30, 2012 and 2011, (ii) unaudited Consolidated Balance Sheets as of June 30, 2012, (iii) audited Consolidated Balance Sheets as of December 31, 2011, (iv) unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (v) unaudited Notes to Consolidated Financial Statements

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

Response Biomedical Corp.
(Registrant)

Date:	August 9, 2012	/s/ Jeffrey L. Purvin
Jeffrey L. Purvin
Chief Executive Officer

Date:	August 9, 2012	/s/ Richard A. Canote
Richard A. Canote
Chief Financial Officer