Form 10-K/A
period 2011-12-31
RESPONSE BIOMEDICAL CORP
filed 2012-10-05
CIK 806888

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K/A Amendment No. 3

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

EXPLANATORY NOTE

This Amendment No. 3 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K (the “Original Annual Report”) for the year ended December 31, 2011, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2012. We are filing this Amendment in response to a comment letter received from the SEC (the “Comment Letter”) in connection with its review of the conclusion of internal control over financial reporting contained in Item 9A.  We have modified Item 9A in this Amendment to reflect our revised conclusion on the effectiveness of our disclosure controls and procedures and internal control over financial reporting.  In addition, we have added disclosure on the changes in internal control over financial reporting implemented by management.

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

The Company implemented a remediation plan to address these material weaknesses in our Internal Control Over Financial Reporting noted in our Form 20-F/A, which is described below.  The Company believes that this remediation plan eliminated such material weaknesses.

However, as disclosed below, based on the material weakness related to the accounting for forfeitures of stock options,  our principal executive officer and principal financial officer have concluded that, as of December 31, 2011, the Company’s disclosure controls and procedures were not effective.

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

As previously reported on its Current Report on Form 8-K filed on March 29, 2012, at December 31, 2011, the Company recorded a material adjustment which was a result of incorrectly recognizing the effect of forfeitures on stock based compensation previously recorded.  This adjustment was due to a material weakness related to the accounting treatment for forfeitures of stock options.  This material weakness resulted in a material overstatement of stock based compensation in the Company’s financial statements for the quarters ended March 31, 2011, June 30, 2011, and September 30, 2011.  Stock based compensation was correctly reported in the Company’s annual consolidated financial statements for the year ended December 31, 2011.

 Based on the material weakness related to the accounting for forfeitures, our principal executive officer and principal financial officer have concluded that our internal control over financial reporting was not effective as of December 31, 2011.

Management is committed to continuing to improve the Company’s internal control processes and will continue to diligently and vigorously review the Company’s financial reporting controls and procedures.

Changes in Internal Control Over Financial Reporting

Management is implementing a remediation plan to address the material weakness related to the accounting for forfeitures of stock options noted above.  The remediation plan includes the following:

•	educate and train personnel on the accounting treatment for forfeitures of stock options;

•
configure the software program used by the Company to manage information and calculations pertaining to its stock options and related stock based compensation to account for stock based compensation in accordance with generally accepted accounting principles;

•	perform a detailed review of the stock based compensation transactions generated by the software program used by the Company; and

•	review of stock based compensation by a qualified person.

POWER OF ATTORNEY

The registrant and each person whose signature appears below hereby appoint Jeffrey L. Purvin and W.J. Adams as attorney-in-fact with full power of substitution, severally, to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to this Annual Report on Form 10-K, which amendments may make such changes in this Annual Report as the attorney-in-fact acting in the premises deems appropriate and to file any such amendments to this Annual Report on Form 10-K with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K /A to be signed on its behalf by the undersigned thereunto duly authorized.

Response Biomedical Corp.

Dated: October 4, 2012	By:	/s/ Jeffrey L. Purvin
Jeffrey L. Purvin
Chief Executive Officer

Dated: October 4, 2012	By:	/s/ W.J. Adams
W.J. Adams
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K / A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 4, 2012	By:	/s/ Dr. Peter A. Thompson
Dr. Peter A. Thompson
Chairman of Board of Directors

Dated: October 4, 2012	By:	/s/ *
Dr. Anthony F. Holler
Director

Dated: October 4, 2012	By:	/s/ *
Dr. Joseph D. Keegan
Director

Dated: October 4, 2012	By:	/s/ *
Clinton H. Severson
Director

Dated: October 4, 2012	By:	/s/ *
Lewis J. Shuster
Director

Dated: October 4, 2012	By:	/s/ *
Dr. David Wang
Director

Dated: October 4, 2012	By:	/s/ *
Director

*	/s/ Dr. Peter A. Thompson
Dr. Peter A. Thompson
Attorney-in-Fact

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