Form 10-Q/A
period 2012-03-31
RESPONSE BIOMEDICAL CORP
filed 2012-10-05
CIK 806888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q (the “Original Quarterly Report”) for the three months ended March 31, 2012, which was originally filed with the Securities and Exchange Commission (the “SEC”) on May 8, 2012. We are filing this Amendment to document the changes in internal control over financial reporting previously disclosed in our Form 10-K/A that addressed the remediation plan put in place with respect to the material weakness related to the accounting for forfeitures of stock options.  We have modified Item 4 in this Amendment to document the changes in internal control over financial reporting.  Our conclusion over the effectiveness of our disclosure controls and procedures has not been modified.

Except as described above, no attempt has been made in this Amendment to modify or update other disclosures presented in the Original Quarterly Report. This Amendment does not reflect events occurring after the filing of the Original Quarterly Report or modify or update those disclosures, including the exhibits to the Original Quarterly Report affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Quarterly Report, including any amendments to those filings.

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

Changes in Internal Control Over Financial Reporting

As reported in the Company’s amended annual report on Form 10-K/A for the year ended December 31, 2011, it was determined that, as of December 31, 2011, there was a material weakness related to the accounting treatment for forfeitures of stock options.  This material weakness resulted in a material overstatement of stock based compensation in the Company’s quarterly financial statements for the periods ended March 31, 2011, June 30, 2011, and September 30, 2011.  Stock based compensation was correctly reported in the Company’s annual consolidated financial statements for the year ended December 31, 2011.

The Company has implemented the following measures to remediate the material weakness related to the accounting of stock based compensation:
•	education and training of personnel on the accounting treatment for forfeitures of stock options;
•
configuration of the software program used by the Company to manage information and calculations pertaining to its stock options and related stock based compensation to account for stock based compensation in accordance with generally accepted accounting principles;

•	detailed review of the stock based compensation transactions generated by the software program used by the Company; and
•	review of stock based compensation by a qualified person.

ITEM 6.                EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference
31.1	CEO's Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934
31.2	CFO's Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Response Biomedical Corp.
(Registrant)

Date:	October 4, 2012	/s/ Jeffrey L. Purvin
Jeffrey L. Purvin
Chief Executive Officer
Date:	October 4, 2012	/s/ W.J. Adams
W.J. Adams
Chief Financial Officer