Form 10-Q
period 2012-09-30
RESPONSE BIOMEDICAL CORP
filed 2012-11-14
CIK 806888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:             September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                   to

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,455,206 as of October 29, 2012.

I

Response Biomedical Corp.

I

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

Unless the context indicates or requires otherwise, in this Quarterly Report on Form 10-Q, references to the “Company” or “Response Biomedical” shall mean Response Biomedical Corp. References to “$” or “dollars” shall mean Canadian dollars unless otherwise indicated.

1

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

Response Biomedical Corp.

Consolidated Financial Statements

(Unaudited)

(Expressed in Canadian dollars)

As of September 30, 2012 and December 31, 2011 and for the Three and Nine Month Periods Ended September 30, 2012 and 2011.

RESPONSE BIOMEDICAL CORP.
CONSOLIDATED BALANCE SHEETS
(See Note 2 – Basis of Presentation and Going Concern Uncertainty)
(Unaudited)
(In Canadian dollars)

	September 30, 2012	December 31, 2011
ASSETS	$	$
Current
Cash and cash equivalents	2,731,509	7,354,802
Trade receivables, net	1,226,652	1,562,305
Other receivables	101,702	94,744
Inventories [note 5]	2,337,713	2,204,443
Prepaid expenses and other	225,834	280,968
Total current assets	6,623,410	11,497,262
Long-term prepaid expenses	92,967	61,400
Restricted deposits [note 7]	900,610	900,610
Property, Plant and Equipment	7,820,522	8,433,994
Total assets	15,437,509	20,893,266

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current
Accounts payable and accrued liabilities [notes 6 and 9]	2,170,540	3,527,288
Lease inducements - current portion [note 7]	168,939	168,939
Repayable leasehold improvement allowance - current portion [note 7]	360,274	331,869
Deferred revenue - current portion	258,267	306,071
Warrant liability [notes 4 and 8]	5,196,714	3,347,814
Total current liabilities	8,154,734	7,681,981

Lease inducements [note 7]	1,576,759	1,703,462
Repayable leasehold improvement allowance [note 7]	6,178,607	6,452,476
Deferred revenue	22,371	79,624
	15,932,471	15,917,543
Commitments and contingencies [notes 10 and 12]
Shareholders' equity (deficit)
Common shares [notes 2 and 8]	99,288,056	99,276,253
Additional paid-in capital [note 8]	13,081,712	12,589,561
Deficit	(112,864,730)	(106,890,091)
Total shareholders' equity (deficit)	(494,962)	4,975,723
	15,437,509	20,893,266

See accompanying notes

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
(Unaudited)
(In Canadian dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	$	$	$	$
REVENUE
Product sales [note 11]	2,678,757	1,563,841	8,698,695	6,277,920
Cost of sales [notes 5, 8, and 10]	1,939,929	1,276,065	5,540,465	5,053,453
Gross profit on product sales	738,828	287,776	3,158,230	1,224,467

Contract service fees and revenues from collaborative research arrangements	-	7,534	-	462,762
	738,828	295,310	3,158,230	1,687,229
EXPENSES [notes 8, 9, and 10]
Research and development	838,294	781,202	2,435,115	2,056,003
General and administrative	1,060,833	1,067,927	3,296,868	2,478,060
Sales and marketing	372,471	221,890	981,144	794,766
	2,271,598	2,071,019	6,713,127	5,328,829

OTHER EXPENSES (INCOME)
Interest expense [note 7]	181,873	190,085	553,884	589,046
Interest income	(3,915)	(3,657)	(18,575)	(14,047)
Foreign exchange (gain) loss	94,817	(125,307)	23,730	(59,233)
Unrealized (gain) loss on revaluation of warrant liability [note 4]	854,475	-	1,860,703	-
	1,127,250	61,121	2,419,742	515,766
Net loss and comprehensive loss for the period	(2,660,020)	(1,836,830)	(5,974,639)	(4,157,366)

Loss per common share - basic and diluted [notes 2 and 8]	(0.41)	(0.94)	(0.93)	(2.13)

Weighted average number of common shares outstanding - basic and diluted [notes 2 and 8]	6,455,183	1,947,478	6,454,654	1,947,478

See accompanying notes

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY/(DEFICIT)
 (Unaudited)
(In Canadian dollars)

	Common Stock Issued and Outstanding		Additional paid in capital	Deficit	Total Shareholders' Equity
	# of shares (note 2)	$	$	$	$
Balance at December 31, 2010	1,947,478	96,945,332	12,627,522	(101,518,779)	8,054,075

Net loss	-	-	-	(5,371,312)	(5,371,312)
Rights offering, net of issue costs	4,506,395	2,330,921			2,330,921
Stock-based compensation expense	-	-	(37,961)	-	(37,961)
Balance at December 31, 2011	6,453,873	99,276,253	12,589,561	(106,890,091)	4,975,723

Net loss	-	-	-	(5,974,639)	(5,974,639)
Net shares issued upon exercise of warrants	1,310	11,803	-	-	11,803
Stock-based compensation expense			492,151		492,151
Balance at September 30, 2012	6,455,183	99,288,056	13,081,712	(112,864,730)	(494,962)

See accompanying notes

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Canadian dollars)

Nine Months Ended September 30,	2012	2011
OPERATING ACTIVITIES	$	$
Net loss for the period	(5,974,639)	(4,157,366)
Add (deduct) items not involving cash:
Depreciation of property, plant and equipment	854,419	958,797
Amortization of intangible assets	-	24,720
Amortization of deferred lease inducements	(126,703)	(126,703)
Restricted deposits	-	(97,073)
Stock-based compensation	492,151	(9,850)
Unrealized loss on revaluation of warrant liability	1,860,703	-
Changes in non-cash working capital:
Trade receivables	335,653	149,011
Other receivables	(6,958)	44,626
Inventories	(133,270)	353,901
Prepaid expenses and other	23,567	(318,929)
Accounts payable and accrued liabilities	(1,356,748)	980,930
Deferred revenue	(105,057)	(54,822)
Cash used in operating activities	(4,136,882)	(2,252,758)

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(240,947)	(67,427)
Cash used in investing activities	(240,947)	(67,427)

FINANCING ACTIVITIES
Repayment of repayable leasehold improvement allowance	(245,464)	(220,007)
Cash used in financing activities	(245,464)	(220,007)

Decrease in cash during the period	(4,623,293)	(2,540,192)
Cash and cash equivalents, beginning of period	7,354,802	4,330,117
Cash and cash equivalents, end of period	2,731,509	1,789,925

See accompanying notes

RESPONSE BIOMEDICAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. DESCRIPTION OF BUSINESS

Response Biomedical Corp. (the “Company”) was incorporated on August 20, 1980 under the predecessor to the Business Corporations Act (British Columbia).  The Company is engaged in the research, development, commercialization and distribution of diagnostic technologies for the medical point-of-care (“POC”) and on-site environmental testing markets. POC and on-site diagnostic tests (or assays) are simple, non-laboratory based tests performed using portable hand-held devices, compact desktop analyzers, single-use test cartridges and/or dipsticks.  Since 1996, the Company has developed and commercialized a proprietary diagnostic system called RAMP®.

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

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business.  In the nine months ended September 30, 2012, the Company has incurred a net loss of $5,974,639 and negative cash flows from operations of $4,136,882 and, as of September 30, 2012, the Company had a negative working capital balance of $1,531,324.  As a result, there exists substantial doubt about the Company’s ability to continue as a going concern.  Included in current liabilities is a warrant liability in the amount of $5,196,714 that is required to be measured at fair value and is presented as a current liability in accordance with ASC 815.  Each warrant may only be exercised on a net cashless exercise basis and no warrant may be exercised at a time when the exercise price equals or exceeds the current market price meaning the potential settlement of any warrant does not require any cash disbursement.  Without taking into account the warrant liability mentioned above, current assets exceed current liabilities by $3,665,390.

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

Stock Consolidation

The Company’s shareholders approved a consolidation of the issued and outstanding common shares of the Company on the basis of every twenty (20) common shares being consolidated into one (1) common share on June 19, 2012 (the “Consolidation”).  The Company’s Board of Directors determined to proceed with the Consolidation on August 16, 2012 that became effective on September 24, 2012.  All references to common stock, shares outstanding, weighted-average number of shares outstanding, per share amounts in these consolidated financial statements and notes to consolidated financial statements have been restated to reflect the Consolidation.  In addition, references to stock options have also been restated to reflect the Consolidation. The number of stock options available for grant, exercised, and outstanding have been consolidated on the basis of every twenty (20) stock options being consolidated into one (1) stock option and the exercise price of each stock option has been multiplied by twenty (20) to account for the consolidation. Finally, as a result of the Consolidation, the number of shares each common share purchase warrant can purchase was reduced from one (1) to one-twentieth (1/20th) and the exercise price was adjusted to $1.492 per whole common share.

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

Financial Instrument carried at fair value as of September 30, 2012

	Level 1	Level 2	Level 3	Total
Liabilities	$	$	$	$
Warrant Liability	-	-	5,196,714	5,196,714

As of September 30, 2012, the warrant liability is recorded at its fair value of $5,196,714. The Company reassesses the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, contractual term of the warrant, and risk-free interest rate. The computation of expected volatility was based on the historical volatility of the Company’s stock.  A small change in the estimates used in the Black-Scholes pricing model may have a relatively large change in the estimated valuation of the common stock warrants.

The following table presents the changes in fair value of the Company’s total Level 3 financial liabilities for the nine month period ended September, 2012:

	Balance at December 31, 2011	Unrealized loss	Exercise of Warrants	Balance at September 30, 2012
Warrant Liability	$3,347,814	$1,860,703	$(11,803)	$5,196,714

Quantitative information about unobservable inputs used in Level 3 fair value measurements is presented below:

	Valuation Technique	Unobservable Input	As at September 30, 2012	As at December 31, 2011
Warrant Liability	Option Model	Stock Price Volatility	132%	110%

A 5% increase in stock price volatility would cause a corresponding $100,000 increase to the Warrant Liability ($110,000 – December 31, 2011) and a 5% decrease in stock price volatility would cause a $110,000 decrease to the Warrant Liability ($110,000 – December 31, 2011).

5.  INVENTORIES

	September 30, 2012	December 31, 2011
	$	$
Raw materials	828,204	740,288
Work in progress	583,576	524,862
Finished goods	925,933	939,293
	2,337,713	2,204,443

The carrying value of inventory as of September 30, 2012 includes a provision for lower of cost and market value on the Company’s RAMP® 200 Readers in the amount $94,009 [December 31, 2011 - $102,453].  The carrying value of inventory as of September 30, 2012 also includes a provision for obsolescence in the amount of $18,119 [December 31, 2011 - $31,515].  For the three and nine month periods ended September 30, 2012, inventory write-downs and obsolescence charges were $48,100 and $137,782 respectively [2011 - $(13,323) and $385,383].

6.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities comprise:

	September 30, 2012	December 31, 2011
	$	$
Trade accounts payable	586,499	1,340,318
Employee related accounts payable and accrued liabilities	722,570	871,345
Royalties	234,248	489,593
Other accrued liabilities	627,223	826,032
	2,170,540	3,527,288

7.  LEASE INDUCEMENTS

	September 30, 2012	December 31, 2011
	$	$
Current Portion
Rent-free inducement [i]	54,278	54,278
Non-repayable leasehold improvement allowance [ii]	114,661	114,661
	168,939	168,939
Repayable leasehold improvement allowance [iii]	360,274	331,869
Total Current Portion	529,213	500,808

Long-Term Portion
Rent-free inducement [i]	506,592	547,299
Non-repayable leasehold improvement allowance [ii]	1,070,167	1,156,163
	1,576,759	1,703,462
Repayable leasehold improvement allowance [iii]	6,178,607	6,452,476
Total Long-Term Portion	7,755,366	8,155,938

Total	8,284,579	8,656,746

During the year ended December 31, 2007, the Company entered into a 15 year facility lease agreement [note 10[c][i]].  The agreement provides for lease inducements to be provided by the landlord to the Company which are summarized as follows:

The lease inducements disclosed on the consolidated balance sheets as a result of these benefits is comprised of the following:

[i]           In 2007, the Company entered into a long-term facility lease agreement that included an eight and one half month rent-free period from May 17, 2007 to February 1, 2008.  The lease inducement benefit arising from the rent-free period is being amortized on a straight-line basis over the term of the operating lease as a reduction to rental expense.  Amortization for the three and nine month periods ended September 30, 2012 amounted to a reduction of rental expense $13,569 and $40,707 [2011 - $13,569 and $40,708].

[ii]           The Company received a non-repayable allowance for an amount of $1.7 million for expenditures related to general upgrades to the facility.  The lease inducement benefit arising from the non-repayable leasehold improvement allowance is being amortized on a straight-line basis over the balance of the term of the lease beginning April 1, 2008 as a reduction to rental expense.  Amortization for the three and nine month periods ended September 30, 2012 amounted to a reduction of rental expense of $28,666 and $85,996 [2011 - $28,665 and $85,995].

[iii]           The Company received a repayable leasehold improvement for an amount of $7.8 million used for additional improvements to the facility.  This lease inducement is being repaid over the term of the operating lease commencing February 1, 2008 at approximately $88,500 per month including interest calculated at an interest rate negotiated between the Company and the landlord.  Principal repayments for the three and nine month periods ended September 30, 2012 amounted to $84,071 and $245,464 [2011 - $75,352 and $220,006]. Interest payments for the three and nine month periods ended September 30, 2012 amounted to $181,365 and $550,845 [2011 - $190,085 and $576,304].

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

[b]           Issued

The Company closed a shareholder rights offering on December 29, 2011 consisting of 90,127,904 units, with each unit consisting of one common share and one common share purchase unit at a price of $0.0746 per unit for total gross proceeds of $6,723,542.

Each warrant entitles the holder thereof to purchase one-twentieth common share of the Company at a price of $1.492 per whole common share for a period of five years after the closing date.  Each warrant may only be exercised on a net cashless exercise basis, and no warrant may be exercised at a time when the exercise price equals or exceeds the current market price. Subject to certain exceptions, the holders of the warrants will be entitled to full ratchet anti-dilution price protection for a period of two years after the closing of the offering and volume weighted anti-dilution price protection thereafter. The Company accounts for warrants under the authoritative guidance on accounting for derivative financial instruments. As a result of these price protection features, the Company has classified these warrants on the accompanying balance sheet as a liability that is revalued at each balance sheet date subsequent to the initial issuance in accordance with Accounting Standards Codification (ASC) Topic 815 – Derivatives and Hedging. On the date of issuance, the Company used the Black-Scholes pricing model to value these warrants based on an assumed risk-free interest rate of 1.18%, estimated stock price volatility of 110%, and a contractual term to expiry of five years. Subsequent changes in the fair value of the warrants between the date of issuance and the balance sheet date are reflected in the consolidated statements of loss and comprehensive loss as unrealized gain (loss) on revaluation of warrant liability.

The net proceeds of the rights offering were $6,037,803 after deducting issue costs of $685,739. Of these net proceeds, $2,330,921 was allocated to common shares and $3,706,882 was allocated to the warrants. Further, of this amount allocated to the warrants, $4,127,888 was recorded as warrant liability and $421,008 of issue costs allocated to the warrants was expensed to warrant issue costs on the consolidated statements of loss and comprehensive loss.

 [c]           Stock option plan

At the Annual General Meeting held September 3, 2008, the Company’s shareholders approved a new stock option plan (“2008 Plan”).  Under the plan, the Company may grant options to purchase common shares in the Company to employees, directors, officers and consultants of the Company. The exercise price of the options is determined by the Board but is equal to the fair market value of the common shares at the grant date. The Company estimates the fair value of options on the date of the grant. The options vest over the requisite service period in accordance with terms as determined by the Board, typically over four years. Stock options expire no later than ten years from the date of grant.

At the Annual General Meeting held June 19, 2012, the Company’s shareholders’ approved an increase to the Company’s authorized shares under its 2008 stock option plan from 85,000 to 1,210,000.

Of the 1,210,000 stock options authorized for grant under the 2008 Plan, 220,603 stock options are available for grant as of September 30, 2012.

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of optioned common shares (note 2)	Weighted average exercise price (note 2)
	#	$
Balance at December 31, 2011	9,198	68.00
Options granted	1,002,031	1.89
Options forfeited	(39,688)	2.44
Options expired	(2,541)	148.54
Balance, September 30, 2012	969,000	2.11

At September 30, 2012, the following stock options were outstanding:

Range of exercise price (note 2)			Number of shares under option (note 2)	Weighted average remaining contractual life	Weighted average exercise price (note 2)	Number of options currently exercisable (note 2)	Weighted average exercise price (note 2)
$			#	(years)	$	#	$
1.30	-	1.60	485,080	9.88	1.56	-	-
		2.20	478,031	9.51	2.20	166,666	2.20
6.80	-	8.20	2,321	3.33	7.80	231	7.81
23.00	-	24.00	2,509	1.77	23.42	982	23.62
138.00	-	176.00	1,059	0.40	151.56	1,059	151.56
1.30	-	176.00	969,000	9.65	2.11	168,938	3.27

The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model based on the assumptions noted in the following table:

Nine Months Ended September 30,	2012			2011
Risk-free interest rates	1.48%	-	1.89%	2.10%
Expected dividend yield			0%	0%
Expected life (in years)	5	-	6.25	3.45
Expected volatility	109.9%	-	117.7%	99%
Fair value per stock option	0.06	-	0.09	$0.25

[d]   Stock-based compensation

The following table shows stock-based compensation allocated by type of cost:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011 *	2012	2011
	$	$	$	$

Cost of sales	2,600	5,913	18,677	25,000
Research and development	8,175	(16,060)	38,135	26,875
General and administrative	75,497	(264,330)	430,494	(176,749)
Sales and marketing	3,191	28,881	4,845	115,024
	89,463	(245,596)	492,151	(9,850)

*  The recovery in 2011 is due to the reversal of stock based compensation expense upon stock options that were forfeited by the Company’s employees.

As of September 30, 2012, the total compensation expense to be recognized in future periods related to stock options granted amounts to $1,058,907, which is expected to be recognized over a weighted average service period of 3.27 years.

 [e]   Common share purchase warrants

Common share purchase warrant transactions and the number of warrants outstanding are summarized below:

	Number of warrants	Weighted average exercise price
	#	$
Balance, December 31, 2011	90,127,904	0.0746
Exercise of warrants	(142,615)	0.0746
Balance, September 30, 2012	89,985,289	0.0746

As discussed in note 2, each warrant entitles the holder thereof to purchase 1/20th of a common share of the Company at a price of $1.492 per whole common share.

The estimated fair value of warrants issued is reassessed at each balance sheet date using the Black-Scholes option pricing model. The following assumptions were used to value the warrants on the following balance sheet dates:

	September 30, 2012	December 31, 2011
Risk-free interest rates	1.23%	1.18%
Expected dividend yield	0%	0%
Expected life (in years)	4.25	5
Expected volatility	132%	110%
Fair value of 20 warrants	$1.16	$0.80

 [f]           Earnings per common share

89,985,289 warrants and 969,000 stock options have been excluded from the computation of diluted earnings per share for the three and nine month periods ended September 30, 2012 as the as the Company has incurred a net loss for the period.

9. RELATED PARTY TRANSACTIONS

During the three and nine month periods ended September 30, 2012, the Company incurred consulting fees to a director of $25,476 and $100,374  respectively [2011 – nil].  None of these consulting fees are recorded in accounts payable and accrued liabilities as of September 30, 2012 as they have been fully paid [December 31, 2011 – $174,368].  These consulting fees are included in general and administrative expenses in the consolidated statements of loss and comprehensive loss.

All related party transactions are recorded at their exchange amounts, established and agreed between the related parties.

10. COMMITMENTS

[a]           License agreements

[i]           The Company entered into a non-exclusive license agreement, effective July 2005, as amended September 2008, to use and sublicense certain technology (“Technology”) for one of the Company’s cardiac tests.  In consideration for these rights, the Company paid a non-refundable license issuance fee of $2,000,000 in the first two years after execution of the agreement and is required to pay quarterly royalties on the sale of products that incorporate the Technology.  For the three and nine month periods ended September 30, 2012, the Company incurred an expense of $189,287 and $415,808 [2011 - $95,201 and $299,489] for royalties.

[ii]           The company entered into a non-exclusive license and supply agreement, effective September 30, 2009 to purchase certain proprietary materials and use related intellectual property to manufacture and sell lateral flow immunoassay products.  In consideration for these rights, the Company is to pay a non-refundable, non-creditable license fee, of USD$85,000 in 17 equal quarterly payments of USD$5,000 commencing December 31, 2009.  For the three and nine month periods ended September 30, 2012, the Company incurred an expense of $4,952 and $15,018 [2011 - $4,952 and $14,655] for license fees.

All royalty and license fees incurred are included in cost of sales.

[b]           Supply agreement

The Company entered into a supply agreement, effective September 2003 for certain reagents for the Company’s RAMP®  West Nile Virus Test.  In addition to paying for the reagent purchased, the Company is required to pay the supplier semi-annual royalties equal to 10% of net revenue generated from the sale of the Company’s RAMP® West Nile Virus Test.  The initial term of the agreement was three years from the effective date and is automatically renewed for successive periods of one year until either party terminates the agreement.  For the three and nine month period ended September 30, 2012, the Company incurred an expense of $4,364 and $32,832 [2011 - $3,368 and $36,604] for royalties to the supplier.  These royalties are included in cost of sales.

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

For the three and nine month periods ended September 30, 2012, $377,813 and $1,133,659 [2011 - $378,117 and $1,136,633] was incurred for expenses related to base rent, administrative and management fees, estimated property taxes, and interest on repayments of the repayable leasehold improvement allowance offset by amortization of both the rent-free inducement [note 7[i]] and non-repayable leasehold improvement allowance [note 7[ii]].  Excluding interest payments for the three and nine month periods ended September 30, 2012 of $181,365 and $550,845 [2011 - $191,798 and $578,017] which have been recorded in interest expense, the remaining expenses are allocated to cost of sales, research and development, general and administrative, and sales and marketing expenses.

 [d] Purchase Commitments

As of September 30, 2012, the Company has outstanding purchase commitments of $615,366 to purchase inventory and $30,855 to purchase manufacturing equipment over the next 12 month period.

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

11. SEGMENTED INFORMATION

The Company operates primarily in one business segment, the research, development, commercialization and distribution of diagnostic technologies, with primarily all of its assets and operations located in Canada.  The Company’s revenues are generated from product sales primarily in China, the United States, Europe, Asia (excluding China) and Canada.  Expenses are primarily incurred from purchases made from suppliers in Canada and the United States.

Customers that represent a concentration risk are those customers who represent 10% or greater of our total revenue. For the three month period ended September 30, 2012, $2,010,593 (75%) in product sales was generated from two customers of whom one customer represents $1,533,533 (57%) [2011 - $885,215 (57%) from one customer].   For the nine month period ended September 30, 2012, $5,750,247 (66%) in product sales was generated from two customers of whom one customer represents $4,406,154 (51%) [2011 - $2,843,523 (45%) from one customer].

Product sales by customer location were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	$	$	$	$
China	2,027,983	889,524	5,762,888	3,586,006
United States	150,932	192,946	804,319	1,106,489
Asia (excluding China)	27,378	170,930	619,597	574,598
Europe	221,087	100,733	694,036	460,326
Canada	11,118	14,914	27,385	57,659
Other	240,259	194,794	790,470	492,842
Total	2,678,757	1,563,841	8,698,695	6,277,920

Product sales by type of product were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	$	$	$	$
Cardiovascular	2,597,835	1,439,177	8,044,703	5,000,969
Infectious Diseases	-	-	47,120	352,609
Bio-defense products	55,283	95,863	284,588	540,840
West Nile Virus (Environmental)	25,639	28,801	322,284	383,502
Total	2,678,757	1,563,841	8,698,695	6,277,920

12. CONTINGENCIES

In 2009, the Company sold approximately $1.0 million of RAMP®200 readers and accessories to Roche Diagnostics. On September 2, 2011, the Company received notification from Roche Diagnostics that they had terminated, effective September 30, 2011, the sales and distribution agreement between Roche Diagnostics and the Company dated September 25, 2008. Roche Diagnostics terminated the agreement because the Company had not obtained the necessary approvals from the U.S. Food and Drug Administration (FDA) to permit Roche Diagnostics to market certain of the Company’s cardiovascular tests for use in point of care settings in the United States using the RAMP® 200 Reader.  On November 1, 2012, Roche Diagnostics advised the Company that they believe the Company has an obligation to repurchase the unsold products remaining in Roche Diagnostics’ inventory.  The Company believes Roche Diagnostics’ claim does not have legal merit and no provision has been recognized.  However, in the event the Company is required to re-purchase the products, it believes that any loss contingency would be reduced by the Company’s ability to re-sell the purchased products.

13. SUBSEQUENT EVENTS

On October 2, 2012, the Company announced that it had regained the worldwide rights to Flu A+B and RSV testing products as a result of the termination of its collaboration with 3M Company and 3M Innovative Properties Company (“3M”).  For total consideration of USD$150,000, the Company will acquire 3M’s remaining inventory of RAMP® readers and peripheral devices, assignment of 3M’s distributor network and all marketing materials used by 3M in marketing and sales of the products.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes.  Unless otherwise specified, all dollar amounts are Canadian dollars.

Overview

Response Biomedical develops, manufactures and sells diagnostic tests for use with its proprietary RAMP® System, a portable fluorescence immunoassay-based diagnostic testing platform.  The RAMP® technology utilizes a unique method to account for sources of error inherent in conventional lateral flow immunoassay technologies, thereby providing the ability to quickly and accurately detect and quantify an analyte present in a liquid sample.  Consequently, an end-user on-site or in a point-of-care setting can rapidly obtain important diagnostic information.  Response Biomedical currently has thirteen tests available for clinical and environmental testing applications and the Company has plans to commercialize additional tests.

Our sales for any future periods are not predictable with a significant degree of certainty, and may depend on a number of factors outside of our control, including but not limited to the performance of our distributors including their inventory or timing considerations and/or their failure to meet minimum purchase commitments. We generally operate with a limited order backlog because our products are typically shipped shortly after orders are received. Product sales in any quarter are generally dependent on orders booked and shipped in that quarter. As a result, any such revenue shortfall would negatively affect our operating results and financial condition.  In addition, our sales may be adversely impacted by pricing pressure from competitors. Our ability to be consistently profitable will depend, in part, on our ability to increase the sales volumes of our products and to successfully compete with other competitors. We believe that period to period comparisons of our results of operations are not necessarily meaningful indicators of future results.

Recent Developments

▪	On July 2, 2012, Tim Shannon signed an employment agreement with the Company to become our Senior Vice President, World Wide Sales and Marketing.
▪
On July 25, 2012, the Board of Directors, or the Board, approved the appointment of Jeffrey Purvin to the Board and named him Chief Executive Officer of the Company.  In addition, Peter Thompson resigned from the Interim Chief Executive Officer position as of July 25, 2012 but remains Chairman of the Board.

▪	On July 25, 2012, the Board of Directors approved the appointment of Jonathan Wang to the Board.
▪	On August 8, 2012, the Board of Directors appointed W.J. Adams as Chief Financial Officer and Corporate Secretary effective August 13, 2012.
▪	On September 24, 2012, we completed the consolidation of our issued and outstanding common shares on the basis of every twenty (20) common shares being consolidated into one (1) common share.
▪
On October 2, 2012, we regained the worldwide rights to Flu A+B and RSV testing products as a result of the termination of our collaboration with 3M Company and 3M Innovative Properties Company (“3M”).  For total consideration of USD$150,000, we acquired 3M’s remaining inventory of RAMP® readers and peripheral devices, assignment of 3M’s distributor network and all marketing materials used by 3M in marketing and sales of the products.

RESULTS OF OPERATIONS

For the three month period ended September 30, 2012 and 2011:

Revenue and Gross Margin

Revenue

	Three Months Ended September 30,		Change 2011 to 2012
	2012	2011	Increase / (Decrease)	Percent Change
Product Sales	2,678,757	1,563,841	1,114,916	71%
Cost of Sales	1,939,929	1,276,065	663,864	52%
Gross profit on product sales	738,828	287,776	451,052	157%
Gross margin	27.6%	18.4%	9.2%	50%

Revenues increased 71% or $1.1 million during the three month period ended September 30, 2012 as compared to September 30, 2011.  The change in total revenue is due to the following:

•	Cardiovascular sales have increased 80%, or $1.2 million, primarily due to:
•	An increase of $1.1 million in sales to our two distributors in China as a result of a combination of price increases and volume increases from the comparative period; and
•	A $0.1 million increase representing the sum of variances across several different markets.
•	Infectious disease, biodefense, and environmental sales have decreased 32% or $0.04 million due to timing of orders by our biodefense and environmental distributors.

Gross Margin

Gross profit on product sales increased by $0.5 million during the three month period ended September 30, 2012 as compared to the comparative period ended September 30, 2011.  The change in total gross profit is primarily due to the increase in gross margin.  This increase is primarily due to the following:

•	An increase in the price of our products to our distributors combined with a change in product mix to higher margin products;
•
A 40% increase in the level of production during the three month period ended September 30, 2012 compared to September 30, 2011 resulting in a spreading of fixed manufacturing overhead costs over a larger base; and

•	An increase in manufacturing efficiency during the three month period ended September 30, 2012 compared to September 30, 2011 resulting in lower material and labor costs per test produced.

These increases to gross margin were offset by $0.1 million of termination costs that were accrued during the period for manufacturing department terminations.

Operating Expenses

	Three Months Ended September 30,		Change 2011 to 2012
	2012	2011	Increase / (Decrease)	Percent Change
Research and development	838,294	781,202	57,092	7%
General and administrative	1,060,833	1,067,927	(7,094)	(1%)
Sales and marketing	372,471	221,890	150,581	68%
Total Operating Expenses	2,271,598	2,071,019	200,579	10%

Research and Development Expenses

Research and Development Expenses increased by 7%, or $57,000 during the three month period ended September 30, 2012 in comparison to the same period ended September 30, 2011.  The increase is primarily due to a $158,000 increase in product development costs as a result of the clinical development of a new assay for D-dimer that we expect to launch in the European Union now that we have CE Mark and enhancements to existing products, a $64,000 increase in professional and legal fees related to ongoing product development regulatory activities in China, the US and Europe, and $64,000 in increased facility and Information Technology (“IT”) costs.  These increases were offset by a $228,000 decrease in salaries and wages due to the termination of the Company’s chief scientific officer in 2011 resulting in termination costs being accrued in 2011.

General and Administrative Expenses

General and Administrative Expenses decreased by 1%, or $7,000 during the three month period ended September 30, 2012 in comparison to the same period ended September 30, 2011.  The decrease is mainly due to a $542,000 decrease in salaries and wages primarily the result of the resignation of the Company’s former CEO in 2011.  This decrease was offset by a $339,000 increase in stock based compensation, a $161,000 increase in professional fees for the interim CEO and CFO in addition to IT related consulting costs, a $32,000 increase in corporate communication, public filing fees and legal related expenses due to the share consolidation.

Sales and Marketing Expenses

Sales and Marketing Expenses increased by 68%, or $151,000 during the three month period ended September 30, 2012 in comparison to the same period ended September 30, 2011.  The increase is primarily due to a $69,000 increase in legal and professional expenses related to business development, sales and marketing consulting work, and contracted sales and marketing personnel in China.  In addition, there was a $30,000 increase in salaries and wages due to the addition of sales and marketing personnel including a Senior Vice President of Worldwide Sales and Marketing, a $26,000 increase in administrative expense and a $25,000 increase in travel related expenses due to the additional personnel.

Other Expense (Income), Net

	Three Months Ended September 30,		Change 2011 to 2012
	2012	2011	Increase / (Decrease)	Percent Change
Interest expense	181,873	190,085	(8,212)	(4%)
Interest income	(3,915)	(3,657)	(258)	(7%)
Foreign exchange (gain) loss	94,817	(125,307)	220,124	175%
Unrealized (gain) loss on revaluation of warrant liability	854,475	-	854,475	100%
Total Other Expenses / (Income)	1,127,250	61,121	1,066,129	1744%

Interest Expense

Interest expenses decreased by 4%, or $8,000 during the three month period ended September 30, 2012 compared to the same period ended September 30, 2011.  The decrease is primarily due to a reduction in the interest paid on the repayable leasehold improvement allowance as a result of a decrease in principal in 2012 versus 2011.

Interest Income

Interest income increased by 7% during the three month period ended September 30, 2012 compared to the same period ended September 30, 2011.  Interest is earned on our cash on hand and short term investments and has increased due to a higher average cash balance in the third quarter of 2012 versus the same quarter last year.

Foreign exchange (gain)/loss

Foreign exchange loss increased by $220,000 during the three month period ended September 30, 2012 compared to the same period ended September 30, 2011.  Foreign exchange gains and losses are largely due to U.S. dollar balances of cash and cash equivalents, accounts receivable and accounts payable affected by the fluctuations in the value of the U.S. dollar as compared to the Canadian dollar.  The loss this quarter is due the appreciation of the Canadian dollar against the U.S. dollar.

Unrealized loss on revaluation of warrant liability

The unrealized loss on revaluation of the warrant liability is solely due to the mark-to-market revaluation of the outstanding warrants each reporting period.  The fair market value of the liability increased from June 30, 2012 resulting in an unrealized loss of $0.9 million.  The fair market value is calculated using a Black-Scholes model with inputs for volatility, risk free interest rate, and expected life of the warrants.  The primary reason for the increase in the value of the liability is the increase in the fair market value of the shares of the Company as of September 30, 2012 in comparison to June 30, 2012.  A small change in the estimates used in the Black-Scholes pricing model may have a relatively large change in the estimated valuation of the common stock warrants.

Loss

For the three month period ended September 30, 2012, the Company reported a loss of $2.7 million or $0.41 per basic and diluted share, compared to a loss of $1.8 million or $0.94 per basic and diluted share in 2011. The primary components of the difference as described above are higher gross profit offset by slightly higher operating expenses, a foreign exchange loss and the unrealized loss on the revaluation of our warrant liability. Excluding the impact of the revaluation of our warrant liability, which is a non-cash expense, our adjusted net loss for the three month period ended September 30, 2012 was $1.79 million compared to an adjusted net loss of $1.84 million for the same period in 2011.

For the nine month period ended September 30, 2012 and 2011:

	Nine Months Ended September 30,		Change 2011 to 2012
	2012	2011	Increase / (Decrease)	Percent Change
Product Sales	8,698,695	6,277,920	2,420,775	39%
Cost of Sales	5,540,465	5,053,453	487,012	10%
Gross profit on product sales	3,158,230	1,224,467	1,933,763	158%
Gross margin	36.3%	19.5%	16.8%	86%

Revenue and Gross Margin

Revenue

Revenues increased 39% or $2.4 million during the nine month period ended September 30, 2012 in comparison to the same period ended September 30, 2011.  The change in total revenue is due to the following:

•	Cardiovascular sales have increased 61%, or $3.0 million primarily due to:
•	An increase of $2.5 million in sales to our two distributors in China as a result of a combination of price increases and volume increases from the comparative period ;
•	An increase of $0.5 million in sales to distributors in the rest of the world mainly as a result of volume increases.
•
Infectious disease, biodefense, and environmental sales have decreased 48%, or $0.6 million, due to a reduction of orders by 3M during the current period versus the comparative period, a significant biodefense sale made in 2011 that did not repeat in 2012, and a weaker West Nile Virus season experienced by our distributor in the United States.

Gross Margin

Gross profit on product sales increased by $1.9 million during the nine month period ended September 30, 2012 as compared to the same period ended September 30, 2011.  The change in total gross profit is primarily due to the increase in gross margin to 36.3% from a gross margin of 19.5% in 2011.  This increase is primarily due to the following:

•	An increase in the price of our products to our distributors combined with a change in product mix to higher margin products;
•	A 26% increase in the level of production during the nine month period ended September 30, 2012 compared to 2011 a spreading of fixed manufacturing overhead costs over a larger base;
•	An increase in manufacturing efficiency during the nine month period ended September 30, 2012 compared to 2011 resulting in lower material and labor costs per test produced; and
•	A decrease of $0.3 million in inventory provisions to account for obsolescence and slow-moving inventory items and to reduce inventory values down to their net realizable value.

Gross profit was negatively impacted by $0.1 million of termination costs that were accrued during the period for manufacturing department terminations.

Contract Service Fees

	Nine Months Ended September 30,		Change 2011 to 2012
	2012	2011	Increase / (Decrease)	Percent Change
Contract service fees	-	462,762	(462,762)	(100%)

Contract service fees decreased by 100%, or $0.46 million during the nine month period ended September 30, 2012 in comparison to the same period in 2011 due to the termination of a project agreement with Roche Diagnostics Ltd. in 2011. Upon termination, the Company recognized the remaining revenue under the contract to offset costs incurred in accordance with the agreement.  There are no current contract service fee arrangements in progress.

Operating Expenses

	Nine Months Ended September 30,		Change 2011 to 2012
	2012	2011	Increase / (Decrease)	Percent Change
Research and development	2,435,115	2,056,003	379,112	18%
General and administrative	3,296,868	2,478,060	818,808	33%
Sales and marketing	981,144	794,766	186,378	23%
Total Operating Expenses	6,713,127	5,328,829	1,384,298	26%

Research and Development Expenses

Research and Development Expenses increased by 18%, or $379,000 during the nine month period ended September 30, 2012 in comparison to the same period ended September 30, 2011.  The increase is primarily due to a $293,000 in product development and product enhancement costs, a $212,000 increase in consulting and legal expenses incurred due to clinical development projects and regulatory consulting, and a $164,000 increase in administrative and overhead expenses.  These were offset by a $277,000 decrease in salaries and wages primarily due to the termination of the Company’s chief scientific officer in Q3 of 2011 resulting in accrued severance being recorded and a $15,000 decrease in stock based compensation expense.

General and Administrative Expenses

General and Administrative Expenses increased by 33%, or $819,000 during the nine month period ended September 30, 2012 in comparison to the same period ended September 30, 2011.  The increase is primarily due to a $540,000 increase in stock based compensation expenses due to stock options granted during 2012 and the significant reversal of stock based compensation related to unvested options upon the resignation of our former CEO in 2011, a $491,000 increase in professional fees for our interim CEO, CFO, and IT related services, a $298,000 increase in legal expenses incurred, a $150,000 increase in recruitment expenses for new senior executive positions in the Company, and a $41,000 increase in corporate communication and public filing fees due to the share consolidation.  These increases were offset by a $673,000 decrease in salaries and wages due to the severance accrued upon the former CEO’s resignation and lower headcounts and a $30,000 decrease in administrative and overhead costs.

Sales and Marketing Expenses

Sales and Marketing Expenses increased by 23%, or $186,000 during the nine month period ended September 30, 2012 in comparison to the same period ended September 30, 2011.  The increase is primarily due to a $240,000 increase in legal and professional expenses related to business development, review of agreements, and sales and marketing consulting services.  In addition, there was an $89,000 increase in bad debt expenses due to the estimated allowance for doubtful accounts, a $29,000 increase in administrative and overhead expenses, and a $9,000 increase in travel expense.  These increases were offset by a $110,000 decrease in salaries and wages due to the timing of the hiring of the Senior Vice President of Worldwide Sales and Marketing and lower headcounts during the period, a $54,000 decrease in selling expenses as a result of a reduction in marketing support provided to a key distributor, and a $17,000 decrease in stock based compensation expense.

Other Expense (Income), Net

	Nine Months Ended September 30,		Change 2011 to 2012
	2012	2011	Increase / (Decrease)	Percent Change
Interest expense	553,884	589,046	(35,162)	(6%)
Interest income	(18,575)	(14,047)	4,528	32%
Foreign exchange (gain)loss	23,730	(59,233)	(82,963)	140%
Unrealized loss on revaluation of warrant liability	1,860,703	-	1,860,703	100%
Total Other Expenses	2,419,742	515,766	1,903,976	369%

Interest Expense

Interest expenses decreased by 6%, or $35,000 during the nine month period ended September 30, 2012 compared to the same period ended September 30, 2011.  The decrease is due to a reduction in the interest paid on the repayable leasehold improvement allowance as a result of a decrease in principal in 2012 versus 2011.

Interest Income

Interest income increased by 32%, or $5,000, during the nine month period ended September 30, 2012 compared to the same period ended September 30, 2011.  The increase is due to a higher average cash balance in 2012 in comparison to 2011.

Foreign exchange (gain)/loss

Foreign exchange loss increased by $83,000 during the nine month period ended September 30, 2012 compared to a foreign exchange gain in the same period in 2011.  Foreign exchange gains and losses are largely due to U.S. dollar balances of cash and cash equivalents, accounts receivable and accounts payable affected by the fluctuations in the value of the U.S. dollar as compared to the Canadian dollar.

Unrealized loss on revaluation of warrant liability

The unrealized loss on revaluation of the warrant liability is solely due to the mark-to-market revaluation of the outstanding warrants each reporting period.  The change in fair market value increased from December 31, 2011 resulting in an unrealized loss of $1.9 million.  The fair market value is calculated using a Black-Scholes model with inputs for volatility, risk free interest rate, and expected life of the warrants.  The primary reason for the increase in the value of the liability is the increase in the fair market value of the shares of the Company as of September 30, 2012.  A small change in the estimates used in the Black-Scholes pricing model may have a relatively large change in the estimated valuation of the common stock warrants.

Loss

For the nine month period ended September 30, 2012, the Company reported a loss of $6.0 million or $0.93 per basic and diluted share, compared to a loss of $4.2 million or $2.13 per basic and diluted share in 2011.  The primary components of the difference as described above are higher gross profit offset by slightly higher operating expenses, a foreign exchange loss and the unrealized loss on the revaluation of our warrant liability. Excluding the impact of the revaluation of our warrant liability, which is a non-cash expense, our adjusted net loss for the nine month period ended September 30, 2012 was $4.10 million compared to an adjusted net loss of $4.16 million for the same period in 2011.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents and working capital at September 30, 2012, and December 31, 2011 were as follows:

	As at September 30, 2012	As at December 31, 2011
Cash and cash equivalents	$2,731,509	$7,354,802
Percentage of total assets	18%	35%
Working capital	$(1,531,324)	$3,815,281

As at September 30, 2012, the Company had a negative working capital balance of $1.5 million.  Included in current liabilities is a warrant liability in the amount of $5.2 million that is required to be measured at fair value and is presented as a current liability in accordance with ASC 815.  Each warrant may only be exercised on a net cashless exercise basis and no warrant may be exercised at a time when the exercise price equals or exceeds the current market price meaning the potential settlement of any warrant does not require any cash disbursement.  Without taking into account the warrant liability mentioned above, the Company’s working capital is $3.7 million.  As at December 31, 2011, the Company’s working capital, excluding the warrant liability, was $7.2 million.  Therefore, the Company’s working capital, excluding the warrant liability, has decreased by $3.4 million.  This decrease is primarily due to a $4.6 million decrease in cash as a result of the reduction of the Company’s accounts payable and accrued liabilities in addition to increased operating expenses.

Financial Condition

The Company has financed its operations primarily through equity financings. As of September 30, 2012, the Company has raised approximately $103.0 million from the sale and issuance of equity securities and debt, net of issue costs.

The Company has sustained continuing losses since its formation and at September 30, 2012, had a deficit of $112.9 million and for the nine month period ended September 30, 2012 incurred negative cash flows from operations of $4.1 million compared to $2.3 million in the same period in 2011.  Also, as mentioned above, the Company had a $3.4 million decrease in working capital, net of the warrant liability.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

ONGOING SOURCES AND USES OF CASH

Changes in Cash Flows

For the Nine Months Ended September 30,	2012	2011
Cash used in operating activities	(4,136,882)	(2,252,758)
Cash used in investing activities	(240,947)	(67,427)
Cash used in financing activities	(245,464)	(220,007)
Decrease in cash during the period	$(4,623,293)	$(2,540,192)

As of September 30, 2012, the Company had cash and cash equivalents balance of $2.7 million as a result of a $4.6 million decrease in cash during the nine month period ended September 30, 2012.  The cash decrease was a result of $4.1 million of cash used in operating activities and $0.5 million of cash used in investing and financing activities.

Cash Used in Operating Activities

Cash used in Operating Activities is primarily due to the net change in non-cash working capital.  The net change in non-cash working capital and non-current asset balances related to operations for the nine month period ended September 30, 2012 and 2011 consists of the following:

For the Nine Months Ended September 30,	2012	2011
Trade receivables	335,653	149,011
Other receivables	(6,958)	44,626
Inventories	(133,270)	353,901
Prepaid expenses and other	23,567	(318,929)
Accounts payable and accrued liabilities	(1,356,748)	980,930
Deferred revenue	(105,057)	(54,822)
Total change in non-cash working capital	$(1,242,813)	$1,154,717

Explanations of the more significant net changes in working capital are as follows:

•
Accounts payable and accrued liabilities decreased from $3.5 million to $2.2 million as a result of the timing of payments of the amounts outstanding primarily related to legal and audit related expenses incurred for the rights offering that completed late 2011.  In addition, the decrease is attributable to the timing of royalty and severance payments which were accrued in prior years but paid during 2012.

•	Inventory balances increased from $2.2 million to $2.3 million as a result of increases in production due to a higher level of sales during the period offset by closer management of inventory levels.

•	Trade receivables decreased from $1.6 million to $1.2 million as a result of the timing of sales to and payments made from our largest distributor.

•	Prepaid expenses decreased from $0.3 million to $0.2 million due to the timing of deposits being made for future purchases and the ongoing recognition of expenses.

Cash Used in Investing Activities

Net cash used in investing activities for the nine month period ended September 30, 2012 and 2011 was $241,000 and $67,000 respectively which represents cash that was used for the purchase of property, plant, and equipment consisting primarily of manufacturing and research equipment.

Cash Provided by Financing Activities

Net cash used in financing activities for the nine month period ended September 30, 2012, and 2011 was $245,000 and $220,000 respectively which represents cash that was used in the repayment of the leasehold improvement allowance.  The increase is due to the increase of principal paid on every payment made to our landlord.

OFF-BALANCE-SHEET ARRANGEMENTS

The Company does not have any off-balance sheet financing arrangements at September 30, 2012.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

There have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as contained in our Annual Report on Form 10-K filed by the Company with the SEC on March 29, 2012 and as amended on April 27, 2012, May 16, 2012 and October 5, 2012.

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

Contract service fees are recorded as revenue as the services are performed pursuant to the terms of the contract provided collectability is reasonably assured.  Upfront fees from collaborative research arrangements which are non-refundable, require the ongoing involvement of the Company and are directly linked to specific milestones are deferred and amortized into income as services are rendered. Upfront fees from collaborative research arrangements that are non-refundable, require the ongoing involvement of the Company and are not directly linked to specific milestones are deferred and amortized into income on a straight-line basis over the term of ongoing development.  Upfront fees from collaborative research arrangements that are refundable are deferred and recognized once the refundability period has lapsed.  The Company did not earn revenue from contract service fees from collaborative research arrangements during the three or nine month periods ended September 30, 2012.  The Company earned revenue from contract service fees from a collaborative research arrangement with Roche Diagnostics for the three and nine month periods ended September 30, 2011.    The collaborative research arrangement with Roche Diagnostics was to develop a next generation Troponin assay.  Under the agreement with Roche Diagnostics, the Company was entitled to $1,392,060 over the entire arrangement.

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

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our 2011 Form 10-K filed with the SEC on March 29, 2012. Since the date of our 2011 Form 10-K, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.

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

During the quarter ended September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses to date.  As at September 30, 2012, we had an accumulated deficit of $112,864,730 and have not generated positive cash flow from operations.  Accordingly, there is substantial doubt about our ability to continue as a going concern.  We may need to seek additional financing to support our continued operation; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. In view of these conditions, our ability to continue as a going concern is dependent upon our ability to obtain such financing and, ultimately, on achieving profitable operations.  The outcome of these matters cannot be predicted at this time. The consolidated financial statements for the nine months ended September 30, 2012 do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should we be unable to continue in business. Such adjustments could be substantial.

We have incurred substantial operating losses to date.  We expect these losses to continue for the near future.  If we are unable to generate sufficient revenue, positive cash flow or earnings, or raise sufficient capital to maintain operations, we may not be able to continue operating our business and be forced to sell our Company or liquidate our assets.

We have evolved from a pure development company to a commercial enterprise but to date have realized minimal operating revenues from product sales.  As of September 30, 2012, we have incurred cumulative losses since inception of $112,864,730.  For the nine months ended September 30, 2012, we incurred a loss of $5,974,639.  We currently are not profitable and expect operating losses to continue in the near future.  Generating revenues and profits will depend significantly on our ability to successfully develop, commercialize, manufacture and market our products.  The time necessary to achieve market success for any individual product is uncertain.  No assurance can be given that product development efforts will be successful, that required regulatory approvals can be obtained on a timely basis, if at all, or that approved products can be successfully manufactured or marketed.  Consequently, we cannot assure that we will ever generate significant revenue or achieve or sustain profitability.  As well, there can be no assurance that the costs and time required to complete commercialization will not exceed current estimates.  We may also encounter difficulties or problems relating to research, development, manufacturing, distribution and marketing of our products.  In the event that we are unable to generate adequate revenues, cash flow or earnings, to support our operations, or we are unable to raise sufficient capital to do so, we may be forced to cease operations and either sell our business or liquidate our assets.

Current and future conditions in the global economy may have a material adverse effect on our business prospects, financial condition and results of operations.

During the second half of fiscal year 2008, the global financial crisis, particularly affecting the credit and equity markets, accelerated and the global recession deepened, with an exceptionally weak global economy in 2009 and 2010 followed by a mixed economic performance during 2011 through the first three quarters of 2012. Though we cannot predict the extent, timing or ramifications of the global financial crisis and the economic outlook in different economies, we believe that the current downturn in the world's major economies and the constraints in the credit markets have heightened or could heighten a number of material risks to our business, results of operations, cash flows and financial condition, as well as our future prospects, including the following:

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

We generally operate with a limited order backlog, because we ship our products shortly after we receive the orders from our customers. As a result, our product sales in any quarter are generally dependent on orders that we receive and ship in that quarter. As a result, any such revenue shortfall would immediately materially and adversely impact our operating results and financial condition.  The sales cycle for our products can fluctuate, which may cause revenue and operating results to vary significantly from period to period. We believe this fluctuation is primarily due (i) to seasonal patterns in the decision making processes by our independent distributors and direct customers, (ii) to inventory or timing considerations by our distributors and (iii) to the purchasing requirements by various international governments to acquire our products. In addition, distributors may fail to make minimum purchases, may change their own business priorities and interests without notifying us in advance, may violate distribution agreements or may not renew upon the expiration of current distribution agreements.

Accordingly, we believe that period to period comparisons of our results of operations are not necessarily meaningful.  In the future, our periodic operating results may vary significantly depending on, but not limited to, a number of factors, including:

•	new product announcements or product enhancements made by us or our competitors;
•	changes in our pricing structures or the pricing structures of our competitors;
•	our ability to develop, introduce and market new products on a timely basis, or at all;
•	our ability to maintain existing distributors and grow our Flu A+B and RSV testing revenues as a result of the assignment of 3M’s distribution network to us in October 2012;
•	our manufacturing capacities and our ability to increase the scale of these capacities;
•	the mix of product sales between our instruments and our consumable products;
•	our ability to take advantage of supply constraints by our competitors due to regulatory and other issues;
•	the amount we spend on research and development; and
•	changes in our strategy.

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

Our marketing strategy in both the environmental and the medical diagnostics markets depends significantly on our ability to establish and maintain arrangements with third party distributors for marketing and distribution. In addition, we plan to add new distributors in markets where we do not traditionally sell our products. There can be no assurance that we will be able to negotiate or maintain acceptable arrangements with new and/or existing distributors enabling us to sell our products in new and existing markets or be able to sell our products at acceptable prices or volumes.  Consequently, we may not be able to generate sufficient revenue or gross margins to be profitable.

We rely on a limited number of third party distributors to market and sell our products in China

We sell in China through an exclusive distributor for RAMP®  branded products, O&D Biotech Co. Ltd., China (O&D), and an exclusive distributor for private labeled OEM products, Wondfo Biotech Co. Ltd. (Wondfo).  Sales to O&D accounted for 51% of our total product sales during the nine months ended September 30, 2012.  If O&D underperforms, we may not be able to generate alternative distribution channels rapidly enough to prevent a significant disruption in sales generated in China, which would have an adverse impact on our business performance.

A substantial portion of our business is in China where we have no direct presence to closely monitor and understand the rapidly expanding market.

Approximately 66% of our product revenue derives from sales of our products through our distribution channel partners in China.  China is a dynamic and rapidly evolving market for medical technology including the POC diagnostic testing market in which we compete.  While we are in the process of establishing a direct presence in China via a Representative Office and a General Manager to allow us to better monitor and understand this market, there is no assurance that these activities will be effective and will enable us to anticipate changes in this market or may impact the relationships that we have with existing Chinese distributors which could materially and adversely impact our product sales in China.

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

As a result, we must monitor, on an on-going basis, the level of U.S. origin components contained in our products that may lead to more of our products being subject to U.S. controls.  If we inadvertently violate U.S. export control and economic sanction laws, significant penalties that could include fines, termination of our ability to export our products, and/or referral for criminal prosecution may be imposed against us, our management, or other employees.  These penalties may have a material adverse effect on our business, operating results, and financial condition.

A larger-than-required and high cost Facility lease and associated cash used to repay additional financial obligations associated with the Facility will negatively impact our operating results and financial position.

In May 2007, we entered into an agreement to lease a multi-use, 46,000 square foot facility in Vancouver, British Columbia, Canada.

This facility, which the company occupied as its main operation center in 2008, is significantly larger than required for our near term production requirements.  The excess space is difficult to sublease due to the current layout of the company’s manufacturing operations and the significant availability of space in other buildings in the local real estate market.  In addition to rental payments for the facility, we are obligated to repay with interest over approximately the next 11 years, the $6,538,881 balance due as of September 30, 2012 on the repayable leasehold improvement allowance.

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

Single-source suppliers provide some key components, in particular antibodies, used in the manufacture of our products.  Except for one of the antibodies we use in our West Nile Virus Test and four of the antibodies we use in our B-type natriuretic peptide Test, we do not have supply agreements with any of our other antibody suppliers. We are currently negotiating supply agreements for some of the other key reagents that we use.  Although we maintain inventories of some key components, including antibodies, any loss or interruption in the supply of a sole-sourced component or raw material would have a material adverse effect on our ability to manufacture these products until a new source of supply is qualified and, as a result, may temporarily or even permanently prevent us from being able to sell our products.  Given the nature of variations in biological raw materials, a new supply source of antibodies may require considerable time and resources to develop manufacturing procedures to meet the required product performance levels for commercial sale. Additionally, if we are unable to enter into supply agreements on commercial reasonable terms with the new suppliers to ensure supply, or at all, there could be a material adverse effect on our ability to manufacture product for commercial sale.

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

Some components of our instruments face obsolescence pressure.  If we are not able to secure enough of these components or design and receive any required regulatory approvals for replacement components to meet our future demands, our ability to serve various markets may be significantly restricted.

As mentioned above, our Readers are manufactured by a local contract manufacturer. As component manufacturers manage their product lifecycles, some critical components used in the manufacturing of our Readers may become unavailable resulting in delays in production or lead to the inability to manufacture our instrument as currently designed. In some cases we are able to secure sufficient quantities of the components prior to their obsolescence to continue manufacturing until replacement components can be sourced or designed and the required regulatory approvals are received. Should these safety stocks of older components or product design updates for replacement components prove insufficient, we may experience significant delays in production by our contract manufacturer or the potential inability to manufacture our instrument as currently designed may occur. As a result, we may not be able to meet customer requirements which could have a material adverse effect on future sales.

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

Our ability to be profitable and to increase profitability will depend, in part, on our ability to increase our sales volumes of our Cardiovascular line. Increasing the sales volume of our products will depend upon, among other things, our ability to:

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, new SEC and BC Securities Commission regulations, and Toronto Stock Exchange, or TSX, rules, are creating additional complexities and expenses for companies such as ours. In 2005, the Accounting Standards Board announced that Canadian GAAP is to be converged with International Financial Reporting Standards, or IFRS.  On February 13, 2008, the Canadian Institute of Chartered Accountants confirmed that the use of IFRS is required for fiscal years beginning on or after January 1, 2011.  According to Section 4.1 of National Instrument 52-107, which governs GAAP requirements in Canada, SEC issuers may use U.S. GAAP.  The Company satisfies the definition of an SEC issuer and consequently converted its primary basis of accounting from Canadian GAAP to U.S. GAAP as of January 1, 2011.  However, the SEC may determine at some point to incorporate IFRS into the U.S. domestic reporting system. Transitioning to IFRS is likely to impact how management communicates with investors, as well as how some companies conduct business with customers and vendors.  The new financial reporting environment will affect internal operations and the transition will require sophisticated planning due to the many interrelated changes it will entail within the Company.  The eventual conversion to IFRS will add complexity and costs to our business and require a significant investment of our time and resources to complete.  Additionally, we will make every effort to ensure the effectiveness of our internal controls each year, but there is no guarantee that our efforts to do so will be successful. To maintain high standards of corporate governance and public disclosure, we intend to invest all reasonably necessary resources to comply with all other evolving standards.  These investments may result in increased general and administrative expenses and a diversion of management time and attention from strategic revenue generating and cost management activities.  If we fail to maintain effective internal controls and procedures for financial reporting, or the SEC requirements applicable to these, we could be unable to provide timely and accurate financial information and therefore be subject to investigation by the SEC, and civil or criminal sanctions.  Additionally, ineffective internal control over financial reporting would place us at increased risk of fraud or misuse of corporate assets and could cause our stockholders, lenders, suppliers and others to lose confidence in the accuracy or completeness of our financial reports.

Management’s determination that material weaknesses existed in our internal control over financial reporting could have a material adverse impact on the Company.

We are required to maintain internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes.  The Company determined in our amended annual report for the year ending December 31, 2010 filed under Form 20-F/A that material weaknesses exist in the Company’s internal control over financial reporting.  Due to these material weaknesses, management had concluded that as of December 31, 2010, the Company’s disclosure controls and procedures were not effective.  In addition, management determined that there were ineffective controls over financial reporting surrounding the forfeitures of stock options and the related stock based compensation as filed under Form 10-K/A for the year ended December 31, 2011.  If we fail to maintain effective internal controls over financial reporting and disclosure controls and procedures, our business and results of operations could be harmed, we may be unable to report properly or timely the results of our operations and investors may lose faith in the reliability of our financial statements.  As a result of the material weakness identified in 2010 and 2011, we or our current or former officers, directors and employees may be subject to investigation by the SEC or Canadian securities regulators, and civil or criminal sanctions, or shareholder lawsuits, any of which could result in significant expense, whether directly or indirectly through the Company’s statutory or contractual obligations to indemnify such persons, and require significant investments of management time, which may prevent management from focusing its efforts on our business operations.  Ineffective internal control over financial reporting may also increase the risk of, or result in, fraud or misuse of our corporate assets.  As a consequence, the market price of our securities may be harmed.

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

We are subject to manufacturing risks, including our limited manufacturing experience with newer products and processes which may hinder our ability to scale-up manufacturing.  Additionally, unanticipated acceleration or deceleration of customer demand may lead to manufacturing inefficiencies.  We must manufacture our products in compliance with regulatory requirements, in sufficient quantities and on a timely basis, while maintaining acceptable product quality and manufacturing costs.  Significant additional resources, implementation of additional automated and semi-automated manufacturing equipment and changes in our manufacturing processes and organization have been, and are expected to continue to be, required for scale-up to meet increasing customer demand, and this work may not be successfully or efficiently completed.

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

We anticipate growth in the scope of the operating and financial systems and the geographic area of operations as new products are developed and commercialized and there is further penetration into existing and new markets.  This growth will result in increases in responsibilities for both existing and new management personnel.  Managing growth effectively will require us to continue to implement and improve operational, financial and management information systems, and to successfully attract, hire on favorable terms, develop, motivate and manage employees.  This growth may require additional locations and new capital equipment.  If we are unable to successfully manage our expansion, we may experience an inability to take advantage of new sales opportunities, poor employee morale, an inability to attract new employees and management, an inability to generate adequate financial and other relevant reports, poor quality assurance and customer service and difficulty managing our operating expenses and working capital.  As a consequence, we may find ourselves unable to compete effectively in the market place with our products leading to loss of revenue and poor operational performance, including sustained losses.

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

We are highly dependent upon the members of our management and scientific staff, who could leave Response Biomedical at any time.  The loss of these key individuals could impede our ability to achieve our business goals.  We face competition for qualified employees from numerous industry and academic sources and there can be no assurance that we will be able to retain qualified personnel on acceptable terms.  We currently do not have key person insurance in place on any of our key employees.

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

In-vitro diagnostics is a well-established field in which there are a number of competitors that have substantially greater financial resources and larger, more established research and development, marketing, sales and service organizations than we do.

Our principal competitors in the human diagnostic market are Alere Inc., or Alere, Abbott Point of Care Inc. , or Abbott, Mitsubishi Chemical Medience Corporation, or Mitsubishi, Roche Diagnostics, or Roche, Siemens AG or Siemens,  Becton Dickinson Corporation, and Quidel Corporation.

We believe our primary current competitors in the POC, cardiovascular diagnostics market are: Alere, Abbott, Mitsubishi, Roche and Siemens.  Alere, Abbott and Roche have quantitative POC systems, and Mitsubishi and Siemens produce a small quantitative bench-top system, for the detection of some cardiac markers. In addition, in various emerging markets such as China, there may be local competitors who sell only in that specific country.  Some of these local competitors may be very strong competitors in their local markets due to factors which may include lower cost of production, stronger sales, marketing and distribution capabilities, less stringent quality standards, customer familiarity and preference for local suppliers and local government environments which may favor local companies and their products and/or may preferentially, or by statute, favor POC testing device manufacturers offering the lowest price.

In the biodefense testing market, our primary competitors are Alexeter Technologies LLC, or Alexeter, Idaho Technology Inc., and Cepheid Inc., or Cepheid.  Alexeter sells rapid on-site immunoassay tests that are read by an instrument and Cepheid has a polymerase chain reaction test system being sold in this marketplace.

In the environmental West Nile Virus testing market, our primary competitor is Medical Analysis Systems, Inc., which is wholly owned by Thermo Fisher Scientific, Inc.  Medical Analysis Systems, Inc. markets and sells a product for the rapid detection of West Nile virus.

We believe the primary competitors in the POC Flu A+B and RSV testing market are Binax, Inc., a division of Alere, Becton Dickinson Corporation and Quidel Corporation.  Each of these companies has qualitative POC tests for the detection of Flu A+B and RSV.

Many of our competitors have significantly larger product lines to offer and greater financial and other resources to acquire or develop new or competing technologies than we do. In addition, many of these competitors have large sales forces and well-established distribution channels and brand names. In the event that we are not able to compete successfully in the marketplace, we may face limited adoption of our products by potential customers or erosion of current market share, which would seriously impede our ability to generate revenue.

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

As we operate in the biomedical industry, some of our products are subject to a wide variety of government regulations (federal, state and municipal) both within the United States and in other international jurisdictions.  For example, the United State’s FDA and comparable regulatory agencies in other countries impose substantial pre-market approval requirements on the introduction of medical products through lengthy and detailed clinical testing programs and other costly and time consuming procedures.  Satisfaction of these requirements is expensive, can take a long period of time depending upon the type, complexity and novelty of the product and may not ever be satisfied.  All medical devices manufactured for sale in the United States, regardless of country of origin, must be manufactured in accordance with Good Manufacturing Practices specified in regulations under the Federal Food, Drug, and Cosmetic Act.  These practices control the product design process as well as every phase of production from incoming receipt of raw materials, components and subassemblies to product labeling, tracing of consignees after distribution and follow-up and reporting of complaint information.  Both before and after a product is commercialized, we have ongoing responsibilities under the regulations of the FDA and other regulatory agencies worldwide. These regulations can change over time and products initially approved may in future years be subject to more stringent requirements for subsequent approvals.  Noncompliance with applicable laws and the requirements of the FDA and other agencies can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing clearances or approvals, and criminal prosecution.  The FDA has the authority to request recall, repair, replacement or refund of the cost of any device manufactured or distributed by us.  The FDA also administers certain controls over the import and export of medical devices to and from the United States, respectively.
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

There are various operational and financial risks associated with international activity.  We may face difficulties and risks in our international business, including changing economic or political conditions, export restrictions, currency risks, export controls relating to technology, compliance with existing and changing regulatory requirements, tariffs and other trade barriers, longer payment cycles, problems in collecting accounts receivable, reimbursement levels, reduced protection for intellectual property, potentially adverse tax consequences, limits on repatriation of earnings, the burdens of complying with a wide variety of foreign laws, nationalization, war, insurrection, terrorism and other political risks and factors beyond our control.  As a consequence, these potential international risks may prevent us from selling our products in certain jurisdictions, may make it very difficult or even impossible to collect on accounts receivable and/or may impose a variety of additional expenses on our business such that we cannot sell our products at a profit.  For international sales, we price and invoice our products primarily in U.S. dollars and consequently incur a U.S./Canadian foreign exchange risk.  We also expect that there may be a greater requirement in the future for sales to European customers to be priced and invoiced in Euros.  Any significant adverse change in currency exchange rates or foreign currency devaluations may negatively impact our sales volumes and profit margins such that we may not be able to generate positive cash flow or earnings from our operations.  To date, we have not made any provision for a currency-hedging program.  We periodically evaluate options to mitigate our exposure to currency fluctuations, but there can be no assurance that we will be able to do so.

Sales and pricing of medical products, including ours, are affected by third-party reimbursement.  Depending on our manufacturing costs, we may not be able to profitably sell our products to some or all distributors or other sales agents at prices which would enable such sales intermediaries to make an adequate profit.  Consequently, we may have difficulty generating revenue, resulting in reduced profit margins and potential operating losses.

Third party payers can indirectly affect the pricing or the relative attractiveness of our products by regulating the maximum amount of reimbursement provided for testing services.  These third party payers are increasingly challenging prices paid for medical products and the cost effectiveness of such products due to global pressure on healthcare costs. If the reimbursement amounts for testing services are decreased in the future, it may decrease the amount that physicians and hospitals are able to charge patients for such services and therefore the prices that we, or our distributors, can charge for our products.  Consequently our ability to generate revenue and/or profits may be negatively impacted for both existing and new products.

Significant uncertainty exists as to the reimbursement potential of newly cleared health care products, if any. The reimbursement amounts paid by third-party payers on existing medical products can be reduced at any time.  There can be no assurance that proposed products will be considered cost effective or that reimbursement from third party payers will be available or, if available, that reimbursement will not be limited, thereby adversely affecting our ability to sell products or sell our products at a profit.

Our business is substantially dependent on market acceptance of our products.  As well, our environmental and biodefense business is affected by industry, governmental and public perceptions of these products in general.  Failure to obtain or retain market acceptance for some or all of our products would have a negative impact on our revenue and ability to operate profitably.

The commercial success of our clinical tests is highly dependent upon the acceptance and adoption of the tests by both the medical, public safety and government funding communities.  The medical community tends to be very conservative with regards to adopting new technologies and products.  Often substantial data and evidence supporting product performance is required to generate market acceptance.  If we are unsuccessful in generating market acceptance, our ability to generate revenue and hence profits would be severely limited.
The commercial success of our environmental and biodefense tests is dependent upon their acceptance by the public safety community and government funding agencies as being useful and cost effective.  In addition, the purchase of our biodefense products in the United States by the public safety community is highly dependent on the availability of federal and state government funds dedicated to "homeland security".  In the event that homeland security funds became unavailable for use (to purchase our products or otherwise) or the release of such funds was significantly delayed, it would have a negative effect on our ability to generate revenue or profits.

Federal, state and foreign regulations regarding the manufacture, importation and sale of medical devices continue to evolve and are constantly subject to change.  We cannot predict what regulations may come into effect in the future and what impact, if any, such regulatory changes may have on our business.

A majority of our sales are through distributors in foreign markets who sell our products or modifications of our products in their local country markets.  Sales through these distributors in these markets are usually subject to the regulators in those markets.  Frequently our distributors are responsible for obtaining and maintaining regulatory approval in their territories and are thus subject to all of those requirements.  In the future, should we elect to build our own sales and marketing operations in certain countries outside the U.S., we would be subject to extensive regulations in each of those countries.  We may not be successful in such new initiatives.

We operate primarily selling through distributors in highly competitive markets, with continual developments in new technologies and products.  Some of our competitors have significantly greater resources than we do.  Others while smaller may have a very strong market or other leadership position in a specific local market where we or our distributors compete. We or our distributors may not be able to compete successfully based on many factors, including product price or performance characteristics, sales and marketing effort or customer support capabilities.  An inability to successfully compete could lead to us having limited prospects for establishing market share or generating revenues.

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

In addition to the specific competitive risks from rapid diagnostic manufacturers that we face in the market for our tests, we face intense competition in the general market for diagnostic testing including companies making laboratory-based tests and analyzers, and clinical reference laboratories.  Currently, the majority of diagnostic tests prescribed by physicians and other healthcare providers are performed by independent clinical reference laboratories and hospital-based laboratories using automated testing systems.  Therefore, in order to achieve market acceptance for our products we will be required to demonstrate that our products provide clinical benefit and are cost-effective and time saving alternatives to automated tests traditionally used by clinical reference laboratories or hospital-based laboratories.

Companies operating in our industry may be impacted by potential healthcare reform.  Such healthcare reform may include pricing restrictions on medical products, including ours, that may restrict our ability to sell our products at a profit.

Healthcare reform bills that have been before the United States Congress contemplate changes in the structure, financing and delivery of healthcare services in the United States.  These and any future healthcare reforms may have a substantial impact on the operations of companies in the healthcare industry, including us.  Such reforms could include product pricing restrictions or additional regulations governing the usage of medical products.  No assurances can be given that any such proposals, or other current or future legislation in the United States or in other countries, will not adversely affect our product development and commercialization efforts, results of operations or financial condition.  At this time, we are unaware of any recent legislation or pending legislative proposals that will negatively affect our business other than the imposition of a 2.3% Excise Tax on the importation price of our products into the U.S. effective December 31, 2012.

The impact of consolidation of several major competitors in the market for immunoassay testing is difficult to predict and may harm our business.

The market for immunoassay-based diagnostic testing is rapidly changing as a result of recent consolidation in the industry.  Previously, Siemens acquired Bayer Diagnostics, Diagnostic Products Corp. and Dade; and Biosite entered into a merger agreement with Alere. There have been many acquisitions in the medical diagnostics market including several by Alere, helping the company expand its presence in the market for rapid diagnostic tests used in hospitals and doctors' offices. Siemens and Alere both have significant existing businesses in diagnostics and/or related markets for healthcare equipment and services.  Given the period of time since the announcement of these transactions, it is unclear how these completed and proposed acquisitions will impact the competitive landscape for our products or for hospital-based diagnostic testing in general.  However, because these competitors sell a broad range of product offerings to our prospective hospital customers and because of the substantially greater financial resources and more established marketing, sales and service organizations that they each have, we believe there is greater risk that these new consolidated competitors may offer discounts as a competitive tactic or may hold other competitive advantages as a result of their ability to sell a broader menu of important hospital infrastructure equipment and information systems on a combined or bundled basis.

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
If products in the biodefense testing industry and other environmental testing segments, including ours, become subject to government regulation in the future, obtaining necessary government approvals may be very costly and time consuming.  Failure to obtain government approvals will restrict our ability to sell our products and impede our ability to generate revenue.
In the biodefense and environmental testing markets, there is currently an absence of regulatory checks and balances and there is significant market uncertainty and misinformation.  While we believe it is likely that future regulatory requirements in these markets will come into effect, the form and substance of these regulations remain highly uncertain.  The effect of government regulations may be to prevent or to delay marketing and pricing of any new products for a considerable or indefinite period or to require additional studies prior to approval.  Federal, state and foreign regulations, or lack thereof, regarding the sale of environmental testing devices are subject to change.  We cannot predict the impact, if any, such changes may have on our business.

Risks Related to Our Common Stock

As we have a large number of warrants and stock options outstanding, our shareholders will experience dilution from these options and warrants in the event that they are exercised.

As of September 30, 2012, we had outstanding stock options to purchase an aggregate of 969,000 shares, at exercise prices between $1.30 and $176.00 and warrants to purchase an aggregate of 4,499,264 shares at a price of $1.492, which in total represents 46% of our fully diluted outstanding share capitalization at that date.  To the extent that these outstanding options and warrants are exercised, considerable dilution to the interests of our shareholders will occur.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                      MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                      OTHER INFORMATION

None

 ITEM 6.                      EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference
3.1	Certificate of Incorporation dated August 20, 1980.	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 20-F for the year ended December 31, 2004, as filed on May 2, 2005.
3.2	Company Act Name Change dated October 15, 1991.	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 10-K for the year ended December 31, 2011 as filed on March 29, 2012.
3.3	Articles of the Company dated April 10, 1997.	Previously filed as an exhibit to, and incorporated herein by reference from, our Registration Statement on Form 20-F filed on February 4, 2004.
4.1	Escrow Agreement dated July 29, 2004.	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 20-F for the year ended December 31, 2004, as filed on May 2, 2005.
10.1#	Employment Agreement, dated July 2, 2012 by and between the Company and Tim Shannon.	Previously filed as an exhibit to, and incorporated herein by reference from, Form 8-K as filed on July 27, 2012.

10.2#	Employment Agreement, dated June 28, 2012, by and between the Company and William J. Adams.	Previously filed as an exhibit to, and incorporated herein by reference from, Form 8-K as filed on August 10, 2012.

31.1	CEO's Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934Company’s Code of Ethics
31.2	CFO's Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934
32.1	CEO's Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350

32.2	CFO's Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350

101
The following materials from Response Biomedical Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) unaudited Consolidated Statements of Loss and Comprehensive Loss for the three and nine months ended September 30, 2012 and 2011, (ii) unaudited Consolidated Balance Sheets as of September 30, 2012, (iii) audited Consolidated Balance Sheets as of December 31, 2011, (iv) unaudited Consolidated Statements of Shareholders’ Equity/Deficit (v) unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (vi) unaudited Notes to Consolidated Financial Statements

#	Management compensatory plan, contract or arrangement

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Response Biomedical Corp.
(Registrant)

Date:	November 14, 2012	/s/ Jeffrey L. Purvin
Jeffrey L. Purvin
Chief Executive Officer
Date:	November 14, 2012	/s/ William J. Adams
William J. Adams
Chief Financial Officer