Form 10-K
period 2012-12-31
RESPONSE BIOMEDICAL CORP
filed 2013-03-15
CIK 806888

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting common stock held by non-affiliates of the Registrant (assuming officers, directors and 10% stockholders are affiliates), based on the last sale price for such stock on June 30, 2012: $2,777,110.  The Registrant has no non-voting common stock.

As of February 28, 2013, there were 6,497,149 shares of the Registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for the 2013 Annual and Special Meeting of Stockholders of the Registrant to be held on June 18, 2013 are incorporated by reference into Part III of this Form 10-K.
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

RESPONSE BIOMEDICAL CORP.

Form 10-K – ANNUAL REPORT

For the Fiscal Year Ended December 31, 2012

i

PART I

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  In some cases, you can identify forward-looking statements by terms such as "may", "will", "should", "could", "would", "hope", "expects", "plans", "intends", "anticipates", "believes", "estimates", "projects", "predicts", "potential" and similar expressions intended to identify forward-looking statements.  These forward-looking statements include, without limitation, statements relating to future events, future results, and future economic conditions in general and statements about:

•	Our future strategy, structure, and business prospect;

•	The development of new products, regulatory approvals of new and existing products and the expansion of the market for our current products;

•	Implementing aspects of our business plan and strategies;

•	Our ability to attain and maintain profitability;

•	Our financing goals and plans;

•	Our existing working capital and cash flows and whether and how long these funds will be sufficient to fund our operations; and

•	Our raising of additional capital through future equity and debt financings.

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

Corporate Information

ITEM 1. Business

General

Response Biomedical Corp. (“Response,” “Company,” “us,” “we” or “our”) develops, manufactures and markets rapid on-site diagnostic tests for use with our RAMP® platform for clinical and environmental applications. RAMP® represents a paradigm in diagnostics that provides high sensitivity and reliable information in minutes. It is ideally suited to both point of care testing and laboratory use.  Response was incorporated in British Columbia in August 1980.  Our principal offices are located at 1781 – 75th Avenue West, Vancouver, British Columbia, Canada.  Our common stock is traded on the Toronto Stock Exchange (TSX) under the trading symbol “RBM” and quoted on the OTC markets under the symbol “RPBIF”.  Our results by segment are included in our financial statements, which are included under Item 8 to this Annual Report on Form 10-K.

Our Technology – The RAMP® System

Our RAMP® system is a proprietary platform technology that combines a sensitive fluorescence detection system with simple lateral flow immunoassays.  Although lateral flow immunoassay technology has been available for over 25 years, the market for early generation rapid immunoassays has been limited by their inability to provide the accurate, quantitative results required by the majority of test situations.

RAMP® maintains the key positive attributes of lateral flow immunoassays - simplicity, specificity, reliability and rapid results, while adding a unique, patented feature that can improve test performance versus other companies’ traditional lateral flow systems. Specifically, in addition to analyzing a traditional “detection zone” in its tests, the RAMP® system also has a second “control zone”. By introducing a second population of known antibodies into the “control zone” that are impacted by the same conditions as the test antibodies in the typical lateral flow technology’s “detection zone”, the ratio of a measurement of the signal from the two sets of antibodies effectively factors out uncontrolled variability, thereby providing an accurate result.  This ratio is unique to our test system.  Furthermore, the use of a fluorescent label in the cartridge combined with a custom optical scanner in the RAMP® Reader or RAMP® 200 Reader (“Reader”), results in a reliable and sensitive detection system.  Our RAMP® System has demonstrated its capability to detect and quantify a wide variety of analytes with sensitivity and accuracy comparable to centralized lab systems, including testing multiple analytes simultaneously.

A large menu of tests can be run on our proprietary RAMP® system, namely:

Cardiovascular Tests

-	Troponin-I
-	Myoglobin
-	CK-MB
-	NT-proBNP
-	D-dimer

Environmental Test

-	West Nile disease

Biodefense Tests

-	Anthrax
-	Small pox
-	Ricin
-	Botulinum toxin

Infectious Disease Tests

-	Flu A + B
-	Respiratory syncytial virus (RSV)

Minimal training is required to use our RAMP® System.  A test is performed by adding a sample (e.g., blood, nasal or sinus mucus, saliva, water or unknown powders) containing the analyte of interest (e.g., Myoglobin, anthrax spores, etc.) mixed with a proprietary buffer and labeled antibodies to the sample well of a test cartridge.  The cartridge is then inserted into the Reader, which scans the test strip and provides the result in 20 minutes or less, depending on the assay.  In the absence of rapid on-site and point-of-care (POC) test results like our RAMP® test, health care providers and first responders may be forced to wait up two (2) or more hours for a confirmatory result from a government- or hospital-run lab.

Our RAMP® system consists of a reader and single-use disposable test cartridges, and has the potential to be adapted to more than 250 other medical and non-medical tests currently performed in laboratories.

Our Products

Medical Laboratory and Point-of-Care (POC) Clinical Diagnostics

Cardiovascular Testing

A major focus of our development programs in cardiovascular testing has been clinical tests for the quantification of cardiovascular markers. Cardiovascular markers are biochemical substances that are released by the body after it has been damaged or stressed.  We have tests for elevated levels of the markers associated with three important health conditions: acute myocardial infarction (heart attack), congestive heart failure or thrombotic disease.

1.	Acute myocardial infarction (i.e. heart attack) markers
Response sells tests that detect three of the primary markers for the detection of an acute myocardial infarction:  Myoglobin, CK-MB and Troponin I.
2.	Congestive Heart Failure (CHF) markers
Response sells tests to detect the two primary markers for congestive heart failure, B-type natriuretic peptide (BNP) and NT-proBNP. Response’s NT-proBNP test is marketed in various countries by our international distributor network with the exception of Japan, where BNP is sold solely.
3.	Thrombotic disease markers
Response sells tests to detect D-dimer, one of the most prescribed markers for deep venous thrombosis (DVT), pulmonary embolism (PE) or disseminated intravascular coagulation (DIC).

Acute Myocardial Infarction (Heart Attack) Testing

Serial measurement of biochemical markers is now universally accepted as an important determinant in the diagnosis of an acute myocardial infarction (AMI).  The ideal AMI marker is one that has high clinical sensitivity and specificity, appears soon after the onset of a heart attack, remains elevated for several days following a heart attack and can be assayed with a rapid turnaround time.1  Today, there is no single marker that meets all of these criteria, thus necessitating the need to test for multiple cardiac markers.  The biochemical markers that are commonly used by physicians to aid in the diagnosis of a heart attack are Myoglobin, CK-MB, Troponin I and Troponin T.  We sell tests to detect these markers.  As seen in the figure below, cardiac markers follow a specific, predictable pattern of release kinetics following an acute coronary event.  The differences in the time for each marker to reach its peak concentration has made it common practice for clinicians to make use of at least two different markers in tandem, an early marker such as Myoglobin and a later one such as Troponin I.  International guidelines recommend the use of serial Troponin assays for definitive diagnosis of heart attacks.

1 Adams JE, III, Clin Chem Acta, 1999.

Release of Cardiac Markers into the Bloodstream Following a Heart Attack2

The turn-around times (TAT) for results from a hospital lab can vary from as little as thirty minutes to more than two hours due to the necessity of test ordering and specimen collection, specimen transport, sample preparation, test completion and reporting.  In rural settings and physicians’ offices, the TAT can be many hours or even days.  Evidence-based clinical practice guidelines recommend that the results from cardiac marker testing be available within 60 minutes of patient presentation and ideally within thirty minutes.  POC testing with products such as our RAMP® system could provide doctors with the information they need to diagnose and treat heart attack patients in a much shorter timeframe (e.g. less than 20 minutes from blood draw to result).  In most cases, this is more likely to be within the critical window of time to minimize irreversible heart damage or death.  Our RAMP® System is expected to aid in the diagnosis of heart attack by enabling physicians to easily and frequently monitor changes in the levels of a patient’s AMI cardiac markers.  Early access to this information enables physicians to use accelerated care protocols, which are intended to drive earlier and better treatment decisions.  According to statistics published by the U.S. Centers for Disease Control and Prevention (CDC) approximately 7 million people visit U.S. hospital emergency departments each year with complaints of chest pain, a primary symptom of heart attack.3

Congestive Heart Failure (CHF) testing

Congestive heart failure (CHF) is a chronic, progressive disease in which the heart muscle weakens overall and the left ventricle becomes distended, thus impeding the heart's ability to pump enough blood to support the body's metabolic demands.  CHF is the only cardiovascular disorder to show a marked increase in incidence in the past 40 years and it is expected to continue rising due in part to the aging population and better survival prospects of patients with other cardiovascular diseases.4  Many patients hospitalized with CHF will need to be repeatedly hospitalized due to their hearts’ continued functional degradation over time.

Previous methods for the diagnosis and assessment of CHF, which include physical examinations and chest x-rays, are not usually conclusive, making accurate diagnoses difficult.  We sell tests to detect the two primary markers for congestive heart failure, B-type natriuretic peptide (BNP) and NT-proBNP.  The introduction of testing for the BNP and NT-proBNP markers of the disease dramatically changed the ability of physicians to make qualified diagnoses and to more effectively monitor the success of their treatment plans because the levels of the BNP and NT-proBNP markers are elevated in the blood whenever the heart is forced to work harder.  BNP and NT-proBNP tests have proven to be more accurate than any other single physical or laboratory gauge of heart failure.5  Both BNP and NT-proBNP are fragments of proBNP, a neurohormone that is released by the heart in response to increased blood pressure and volume overload causing stretching of the ventricular muscle of the heart during heart failure.  Both of these markers are elevated in the blood during heart failure and are sensitive and specific indicators of congestive heart failure.

2 Wu AHB, Introduction to Coronary Artery Disease (CAD) and Biochemical Markers, 1998.
3 National Hospital Ambulatory Medical Care Survey: 2009 Emergency Department Summary Tables
4 McCullough, PA, Nowak, RM, McCord J, et al. B-type natriuretic peptide and clinical judgment in emergency diagnosis of heart failure. Clin Inv Rep. 2002;106:416-422.
5 http://www.stjohnsmercy.org/healthinfo/newsletters/heart/Aug02.asp

Thrombotic Disease testing

D-dimer is considered to be a marker of blood clotting and therefore D-dimer is present in the circulation as part of the normal wound healing process, but it is also valuable as a diagnostic marker for a spectrum of diseases where a clot has formed in blood vessels in other areas of the body such as Disseminated Intravascular Coagulation (DIC),  Venous Thromboembolism (VTE), Deep Vein Thrombosis (DVT) and Pulmonary Embolism (PE).  We sell a test to detect this marker.

Blood D-dimer levels are elevated in a number of additional disease states including malignant neoplasm, myocardial infarction, trauma, recent surgery, and hepatic insufficiency.6  This limits the test’s specificity for any one given disease, preventing it from becoming a screening test for the presence of PE and DVT.  A negative test, however, has been found to have a high negative predictive value and is clinically useful as a predictor of the absence of both DVT and PE.  Also, in situations when the patient presents at a time when the full range of diagnostic tests is not available, a negative D-dimer test may allow the patient to be discharged until further tests can be completed, avoiding hospital admission.

Greater than 2 million people in the US develop DVT each year. D-dimer testing can reduce length of stay and the rate of admission and discharge to the Emergency Room.  D-dimer may improve medical outcome.7

Infectious Disease Testing

Flu A + B

Influenza (Flu) viruses cause seasonal epidemics associated with high morbidity and mortality, especially affecting those with underlying medical conditions and the elderly.8  Influenza is characterized by a rapid start of high fever, chills, myalgia, headache, sore throat and cough.  However, even during periods of a large outbreak, clinical diagnosis can be difficult due to the possibility of other respiratory viruses.9  The rapid and accurate diagnosis of Influenza is important for determining appropriate treatment strategies and to minimize the unnecessary use of antibiotics.10  The laboratory diagnosis of Influenza infections is based on detection of the Influenza virus directly, isolation of the virus in a cell culture or the detection of nucleic acid by a polymerase chain reaction, each of which can take several hours to days before results become available.

6Arch Pathol Lab Med. 1993. 117(10): 977-80
7Point of Care Diagnositic Testing World Market, Trimark Publications April 2013.
8 Nicholson KG, Wood JM, Zambon M (2003) Influenza. Lancet 362:1733– 1745.
9http://www.cdc.gov/flu/about/qa/disease.htm.
10 http://www.cdc.gov/flu/professionals/treatment/0506antiviralguide.htm.

Seasonal influenza (Flu) is a highly variable, contagious and potentially life-threatening viral respiratory infection. Flu can lead to severe complications and results in approximately 3,000 - 49,000 seasonal influenza-related deaths in the United States each year11.  With the recent development of different treatments for Influenza A and B and the need to begin therapy within the first 48 hours of infection12, the demand for rapid and accurate Influenza tests has grown.  Being able to rapidly identify patients with Influenza in the clinic or hospital allows sites to reduce infections occurring in hospitals and reduces the amount of unnecessary or incorrect treatment and administration.  We sell a test to detect Influenza A and B.

Respiratory Syncytial Virus (RSV)

Respiratory syncytial virus (RSV) is a respiratory virus that infects the lungs and breathing passages. Most otherwise healthy people recover from an RSV infection in 1- 2 weeks. RSV is a virus that infects virtually all children by the age of two.  RSV in the United States is responsible for thousands of hospitalizations annually among children younger than one year. It is believed to be the most common viral cause of death in children younger than five years and, in particular, children younger than one year. In the first two years of life, virtually all children are infected with the virus at some point.13  In fact, RSV is the most common cause of bronchiolitis (inflammation of the small airways in the lung) and pneumonia in children under one year of age in the United States. In addition, RSV is more often being recognized as an important cause of respiratory illness in older adults.14  We sell a test to detect RSV.

On- Site Environmental Testing

Environmental tests are generally considered to be products and services used to detect and quantify substances and microbes in the environment that may have potentially harmful effects in humans.  We participate in two distinct areas of the environmental market.  The first is biodefense, where our RAMP® products are used for the detection and identification of threatening biological agents. The second is the vector environmental testing market, where a RAMP® product is used to test samples from mosquito pools for West Nile Virus to monitor the threat to humans.

Biodefense Testing

We have developed and are selling RAMP® tests for the rapid detection and identification of anthrax, ricin, botulinum toxin and orthopox viruses (including smallpox).  The target market for our RAMP® Biodefense tests is primarily public safety institutions, or first responders, such as fire and police departments, military installations, emergency response teams and hazardous materials (HAZMAT) units.  Government agencies and corporations that handle mail are also candidates for on-site anthrax tests.  The rapid detection and identification of biological agents is an important capability affecting the management of a bioterrorism event, forming the basis of emergency response, medical treatment and consequence management.  In addition, the rapid identification of biological agents facilitates the quick dismissal of hoaxes and panic-based reports, thereby reducing the logistical burden on first responders who have to maintain a higher level of ongoing preparedness when facing a likely real biodefense threat.  In the aftermath of the terrorist attacks on September 11, 2001, there was an increased desire to be prepared for potential terrorist attacks, particularly on the part of the U.S. government, as evidenced by numerous initiatives, including the creation of the U.S. Department of Homeland Security (DHS).  The first priority of the DHS is to protect the United States against further terrorist attacks.  Component agencies analyze threats and intelligence, guard borders and airports, protect critical infrastructure and coordinate the response of the U.S. to future emergencies.

Following the use of anthrax as a weapon for terrorist attacks in the United States in October 2001, we saw an opportunity to adapt our RAMP® technology for the rapid detection and identification of agents used in acts of bioterrorism and initiated development of a test for the rapid, on-site detection of Bacillus anthracis, the causative agent for anthrax, referred to as the Anthrax Test.  Development of the Anthrax Test was substantially completed in April 2002 following successful initial validation by the Maryland State Department of Health where testing confirmed that our RAMP® Anthrax Test could reliably detect anthrax spores at levels lower than an infectious dose of 10,000 spores.  These results were supported by further independent testing conducted by Defense Research and Development Canada in Suffield.  Response’s Anthrax Test was launched commercially in May 2002.  In September 2006, our RAMP® Anthrax Test was the first biodetection technology approved for field use by first responders in the United States for the detection of anthrax in an independent testing program conducted by the Association of Analytical Communities (AOAC) and sponsored by the U.S. Department of Homeland Security.  Since the commercial launch of Response’s Anthrax Test in May 2002, we have commercialized tests for ricin, botulinum toxin and orthopox (including smallpox), three other priority, bio-threat agents.  Commercial sales of the ricin test and the botulinum toxin test commenced in November 2002 and the orthopox test was launched in May 2003.

11 CDC. http:www.cdc.gov/flu/about/disease/us_flu-related_deaths.htm (MMWR 2010; 52(33): 1057-1062)
12 http://www.cdc.gov/flu/keyfacts.htm.
13 CDC. http:www.cdc.gov/RSV
14 Centers for Disease Control & Prevention – http://www.cdc.gov/RSV/

Vector Environmental Testing

West Nile Virus (WNV) is an arbovirus that can cause a fatal neurological disease in humans and is commonly found in North America, Europe, Africa, the Middle East, and West Asia.  Since first being detected in the United States in 1999, the virus has spread and is now widely established in North and Central America, from Canada to Venezuela.  In the United States alone, the CDC has reported 5,387 total human WNV disease cases and a total of 243 deaths. The virus is mainly transmitted to people through the bites of infected mosquitoes, thus mosquito surveillance programs for WNV have been successfully implemented in the USA to monitor and mitigate the spread of the virus.

In North America, WNV prevalence is dependent on climate and has a specific season, beginning in May and ending in September, when the temperature and the mosquito population drop. We sell a test to detect WNV in the environment.

Our Markets

We develop, manufacture and sell our RAMP® system for the global medical point of care market including cardiovascular testing, infectious disease testing market and the on-site environmental testing market including biodefense and vector environmental testing.

Cardiovascular Testing Markets

Our RAMP® cardiovascular tests are intended for use primarily in hospital emergency rooms, laboratories and walk-in clinics around the world.  We have obtained clearance to market these tests in the U.S., Canada, the European Union, China and other regulated jurisdictions around the world. RAMP® Cardiovascular testing products represent over 90% of our sales around the world.

In China, we sell our RAMP® and RAMP®200 readers, as well as our Myoglobin, CK-MB, Troponin I and NT-proBNP tests to O&D Biotech Co., Ltd. (O&D), which then co-brands our tests with the O&D brand name(s), logo(s) and registered trademark(s). O&D has an exclusive agreement with us to distribute our products under co-branded name(s) throughout China, except in the Hong Kong Special Administrative Region and the Macau Special Administrative Region.

Also in China, we sell our RAMP® and RAMP® 200 readers, as well as our Myoglobin, CK-MB, Troponin I and NT-proBNP tests to Wondfo Biotech Co. Ltd (Wondfo), who then re-brands our readers and tests under its Wondfo brand name(s), logo(s) and registered trademark(s).  Wondfo has an exclusive agreement with us to distribute our products under Wondfo’s brand name(s) throughout China.

In Japan, our distributor, Shionogi & Co., Ltd. (Shionogi), sells a rapid quantitative test for BNP under its own brand name.

In the United States, we sell our RAMP® reader, as well as our Myoglobin, CK-MB, Troponin I and NT-proBNP tests to Laboratory Supply Company, Inc. (LABSCO), which then distributes our RAMP-branded readers and tests directly to end-users, nationwide. In addition to the above, we have agreements with regional distributors that sell our RAMP® cardiovascular products in various countries in Asia, Latin America, Europe, the Middle East and Africa.

Infectious Disease Testing Markets

Flu A + B and RSV

In the United States, we sell our RAMP® 200 reader, as well as our Flu A + B and RSV tests to Fisher HealthCare, which then distributes these RAMP-branded readers and tests directly to end-users, nationwide.   These tests provide hospitals with reliable and objective electronic results in approximately 15 minutes.

For our Flu tests, we were granted a Special 510(k) clearance by the U.S. Food and Drug Administration, or FDA, for an update to our RAMP® Flu A + B Assay Package Insert to include analytical reactivity information for a strain of the 2009 H1N1 virus cultured from positive respiratory specimens. Although our RAMP® Flu A + B Assay has been shown to detect the 2009 influenza A (H1N1) virus in cultured isolates, the performance characteristics of this device with clinical specimens that are positive for the 2009 influenza A (H1N1) virus have not been established.  Our RAMP® Flu A + B Assay can distinguish between influenza A and B viruses, but it cannot differentiate influenza subtypes.

On-Site Environmental Testing Markets

Environmental tests are generally considered to be products and services used to detect and quantify substances and microbes in the environment that have potentially harmful effects to humans.  We participate in two distinct areas of the environmental market.  The first is biodefense, where our RAMP® tests are used for the detection and identification of threatening biological agents. The second is the vector environmental testing market, where our RAMP® tests are used to test samples from mosquito pools for West Nile Virus to monitor the threat of the disease to humans.

Biodefense Testing Markets

We market and sell our biodefense products through a network of regional distributors in the United States, and country-specific national distributors in certain other countries.  These efforts are supplemented by direct sales in some geographical territories.  Since October 2002, our RAMP® biodefense systems have been sold in Canada, the United States, Saipan, Guam, Japan, Italy, Australia, Ireland, Israel, Korea, China, Singapore and the United Arab Emirates.  Our customers include UNMOVIC, the United States Air Force, the United States Army, Canadian Department of Defense, Health Canada, and the Royal Canadian Mounted Police.  Our RAMP® Systems are being used in many major U.S. markets including Chicago, Orlando, Philadelphia, Los Angeles, West Palm Beach, Atlanta, and Houston.

Vector Environmental Testing Markets

The market for our West Nile Virus (WNV) Test is comprised of the following end users: state public health/veterinary labs, mosquito control districts and universities.  It is estimated that approximately 279,000 tests are performed throughout North America each year to screen for West Nile Virus.  On December 1, 2003, we entered into a sole distribution agreement with ADAPCO Inc., the largest distributor of mosquito control products in the United States.

Key Sales and Distribution Agreements

O&D Biotech, LTD. China (O&D)

In February 2011, we signed an agreement with O&D, amended May 2012, that replaces an earlier agreement signed in April 2007, as the exclusive distributor of RAMP® co-branded cardiovascular products in the People’s Republic of China, exclusive of Hong Kong and the Macau Special Administrative Region.  Under the agreement, O&D is subject to certain minimum purchase levels.  In the event O&D does not meet those levels, we have the option to terminate the agreement.

Wondfo Biotech Co., Ltd (Wondfo)

In December 2009, we signed a private label original equipment manufacturer (OEM) agreement with Wondfo which names Wondfo as the exclusive distributor for the marketing and sale of their private label OEM cardiac testing products in the People’s Republic of China, excluding Hong Kong and Macau Special Administrative Region.  This agreement is subject to certain minimum purchase requirements by Wondfo.  Should they fail to meet the minimum purchase requirements under the agreement, we may at our discretion either convert this to a non-exclusive OEM agreement or immediately terminate the agreement.

Shionogi & Co., Ltd. (Shionogi)

In May 2006, we signed an agreement with Shionogi, amended August 2012, to market and sell our BNP tests in Japan.  Under the terms of the agreement, we agreed to become the exclusive manufacturer of BNP tests on an OEM basis.  The agreement is subject to minimum purchase levels by Shionogi.  In the event Shionogi fails to meet these minimum purchase levels, it is required to pay us a percentage of the unit price for each unit that represents the shortfall.  The agreement may be terminated by either party with twelve months notice, should either party be in breach under the terms of the agreement, or under certain other conditions.

3M Company and 3M Innovative Properties Company (3M)

In September 2012, we regained the worldwide rights to our Flu A + B and RSV testing products as a result of the termination of our collaboration with 3M including agreements for the joint development, supply, and distribution of our RAMP®-based products.

Thermo Fisher Scientific L.L.C. (Fisher)

In January 2013, we announced that we entered into a nonexclusive distribution agreement with Fisher HealthCare, a subsidiary of Fisher, to distribute our Infectious Disease portfolio of our RAMP® products in the United States.

Fisher will market our Infectious Disease Point of Care (POC) test panel, which currently includes the RAMP® Flu A + B test and the RAMP® RSV test, on the RAMP® 200.

Laboratory Supply Company, Inc. (LABSCO)

In January 2013, we entered into a distribution agreement with LABSCO, with principal offices in Louisville, KY, USA, a leading distributor of innovative diagnostic technologies and laboratory products to hospitals, physician office laboratories and alternate healthcare settings, to distribute our cardiovascular portfolio of RAMP® products in the United States exclusively to hospitals with less than 150 beds.

The distribution agreement was entered into between our newly formed, wholly owned United States subsidiary, Response Point of Care Inc., and LABSCO for an initial term of three years and is renewable annually thereafter upon mutual agreement. LABSCO will initially market our cardiovascular POC test panels on our RAMP® Reader in all settings and on our RAMP® 200 reader in laboratory settings.

ADAPCO, Inc. (ADAPCO)

In April 2008, we entered into a distribution agreement with ADAPCO, which replaced an earlier agreement signed in March 2006.  The initial term of the agreement was for one year, and is automatically renewed on an annual basis.  This agreement appoints ADAPCO as the exclusive distributor of our tests and readers for detection of West Nile Virus in the United States; however the agreement also gives us the right to sell these products directly.

Roche Diagnostics GmbH and Roche Diagnostics Ltd.

In July 2005, we secured a license from Roche Diagnostics GmbH to develop, manufacture and sell NT pro-BNP tests in markets where we do not also sell our BNP tests.

In June 2008, we entered into a sales and distribution agreement with Roche Diagnostics.  That agreement granted Roche Diagnostics the rights to market our line of cardiovascular POC tests worldwide with the exception of in Japan.  This agreement was revised in February 2010 to limit the licensed territory to the United States.  On September 2, 2011, we received notification from Roche Diagnostics that they had terminated the sales and distribution agreement between Roche and Response effective September 30, 2011. Roche Diagnostics terminated the agreement because we had not obtained the necessary approvals from the FDA to permit Roche Diagnostics to market our cardiovascular POC tests in the United States using the RAMP® 200 Reader.

Competition

Medical Point-of- Care (POC) Market

The medical POC test market is comprised of five basic segments: clinical chemistry, hematology, immunoassay, blood glucose and urinalysis, plus miscellaneous other tests.  Dozens of companies sell qualitative POC tests in these segments.  Few companies, however, participate in the quantitative POC immunoassay market.  The following table summarizes our key known competitors in the POC testing market.

Test Market Segment
Company	Cardiac Markers	CHF Marker	Drugs of Abuse	Flu and Infectious Disease	Pregnancy / Ovulation	Blood Gases/ Electrolytes	Coagulation
Response Biomedical Corp.	Ö	Ö		Ö
Abbott Point of Care Inc.	Ö(1)	Ö				Ö	Ö
Becton Dickinson Corporation				Ö
Dade Behring	Ö	Ö
Alere Inc.	Ö	Ö	Ö	Ö	Ö	Ö	Ö
Mitsubishi Chemical Medience Corporation (3)	Ö	Ö
Roche Diagnostics (2)	Ö	Ö	Ö			Ö	Ö
Quidel Corporation (4)				Ö	Ö

(1)	Only Troponin I, CK-MB and BNP cardiac tests at this time.
(2)
The Cardiac Reader measures Troponin T rather than TnI and does not measure CK-MB.  This platform uses semi-quantitative technology.  This limits the upper end of their NT-proBNP assay to only 20% of the entire clinical range.

(3)	Mitsubishi Pathfast weighs 33kg, which for some would not be considered a POC system but rather a small laboratory analyzer.
(4)	The Quidel Corporation’s rapid Influenza test is visually read, requires precise timing and does not require an instrument.

Certain of the competitors listed in the table above have stated their intention to broaden their category offerings.  In addition to the key competitors listed above, we believe that each of the major diagnostics companies has an active interest in POC testing and, as well as being potential competitors, are also potential business partners.

Alere Inc. (formerly Inverness Medical Innovations Inc.), or Alere, has sold a three-in-one quantitative immunoassay and reader system for cardiac markers (CK-MB, Troponin I and Myoglobin) on the market since 1999 and is currently one of the leading participants in quantitative POC cardiovascular testing on the basis of market share, revenues and technology.  They also sell a “shortness of breath” panel cartridge, which includes Myoglobin, CK-MB, Troponin I, BNP and D-dimer.  While BNP is available as a stand-alone cartridge, Alere’s system can only perform Troponin I tests as part of a panel.  In 2007, Biosite Incorporated (Biosite) was acquired by Inverness Medical Innovations in a transaction valued at $1.68 billion.  Based on published list prices for the Biosite products and data from the completed multi-site clinical study entitled “Evaluation of a point-of-care assay for cardiac markers for patients suspected of acute myocardial infarction,”15 we believe that RAMP® has several advantages over the competing Biosite products including product performance and menu flexibility.

Since 2003, Abbott Point of Care Inc., formerly iStat Corporation, has sold a 10-minute Troponin I test for use on the i-STAT Portable Clinical Analyzer, a biosensor-based technology.  In 2005, Abbott Point of Care launched a CK-MB test and, in 2006, launched a POC BNP test.  In addition, Abbott Point of Care offers several tests for other markers in whole blood, predominantly electrolytes and blood gases.  We believe that the requirement for different sample types for the i-STAT markers for heart attack (TnI and CK-MB) and congestive heart failure (BNP) is a significant disadvantage as compared to our RAMP® system.

Quidel Corporation has sold rapid, qualitative tests for the detection of RSV and Influenza A and B since 2001 as the QuickVue® Influenza A+B test and the QuickVue® RSV test.  Based on data published in March 2011, we believe that our RAMP® RSV test offers superior performance versus the QuickVue® RSV test.  Binax, Inc., a division of Alere, has been selling Influenza A, Influenza B and RSV tests under the BinaxNOW® brand since 2002 and a combined Influenza A+B test since 2004.  Both of these tests have received Clinical Laboratory Improvement Amendments of 1988, or CLIA-waived status, which has allowed for their use in physician office laboratories.

Other infectious disease tests manufacturers available include Becton-Dickinson and Thermo Electron Corp. which produce rapid Influenza A+B tests that are not currently CLIA-waived.

Other technologies that may compete against RAMP® in the future by delivering highly sensitive, quantitative results, for some POC tests include immunosensors or biosensors and nanotechnology-based approaches.  Biosensor methods use specific binding molecules such as antibodies to generate a measurable signal as a direct result of binding to their target molecule (or analyte).  These technologies are extremely complex and have been under development for many years with limited commercial success to date.  Immunobiosensors, to date, have limited sensitivity and are not competitive with RAMP®.  Although methods of testing using biosensors and nanotechnology can be fast, they generally suffer from a significant lack of accuracy, repeatability and reliability, and can be expensive to manufacture.  Biosensors are now in limited use for selected diagnostic applications, most notably for blood glucose monitoring using non-immunoassay methods.  Nanotechnology is a relatively new and growing field that deals with the use of inert micro-etched wafers, or chips, to provide templates for chemical, biochemical and biological processes.

Much of the research effort for recent diagnostic testing has been directed toward the development of DNA hybridization probe tests.  These tests identify specific gene sequences that can be associated with certain genetically-based disorders, infectious diseases and the prediction of predisposition to certain medical conditions, such as cancer.  Several companies, such as Becton-Dickinson and Gen-Probe Inc., are now marketing specific probe tests for infectious diseases such as tuberculosis, hepatitis, Legionnaires disease and vaginitis.  DNA probe technology is useful for gene markers that have been shown to be associated with specific disease states or clinical conditions.  Although more useful gene sequences are being discovered all the time, we believe they will not displace the need for high-sensitivity immunoassays; there is, for instance, no genetic change when a person has a heart attack.  In addition, our RAMP® format may be applicable to hybridization probe methods if a need is found for these tests to be quantitative and for use at the point-of-care.

15 Munjal I, Gialanella P, Goss C, McKitrick JC, Avner JR, Quiulu Pan, Litman C, Levi ML, J Clin Micro 2011Mar 49(3):1151-3.

Biodefense Market

The following table summarizes our known competitors in the rapid on-site environmental biodefense testing market (note that this table may not include all biological agents for which these companies may have tests):

Company	Biological Agent
	Anthrax	Ricin	Botulinum Toxin	Orthopox	Brucella	Plague	Tularemia	SEB
Response Biomedical Corp.	Ö	Ö	Ö	Ö
Alexeter Technologies LLC (1)	Ö	Ö	Ö	Ö	Ö	Ö	Ö	Ö
New Horizons Diagnostics	Ö	Ö	Ö			Ö	Ö	Ö
ADVNT Inc.	Ö	Ö	Ö			Ö		Ö
Idaho Technology Inc. (2)	Ö	Ö	Ö	Ö	Ö	Ö	Ö
Tetracore, Inc.	Ö	Ö	Ö	Ö	Ö	Ö	Ö	Ö
Smiths Detection BioSeeq Plus (3)	Ö			Ö		Ö	Ö
QTL/MSA	Ö	Ö						Ö

(1)	Product includes a portable reader based on reflectance technology.
(2)	Product includes a portable reader based on polymerase chain reaction technology.
(3)	Product includes a portable reader based on polymerase chain reaction technology.

A number of independent studies have been conducted on biodefense tests.  Our RAMP® Anthrax Test has been evaluated at four sites in the United States and Canada:  DRDC Suffield,16 a division of the Canadian Department of National Defense; the Maryland State Department of Health;17 Intertox Inc.,18 a Seattle-based public and occupational health firm, and, Edgewood Chemical Biological Center, part of the U.S. Army's Aberdeen proving ground, and more recently AOAC testing.19  Data from these four evaluations show that our RAMP® Anthrax Test meets or exceeds its product claims of reliably detecting less than 4,000 live spores, with 99 percent confidence in specificity.  The CDC defines a lethal dose of anthrax as 10,000 spores.

In November 2004, our RAMP® System was the only commercially available rapid on-site anthrax detection system of those tested that met the new performance standards introduced by AOAC for rapid immunoassay-based anthrax detection systems and to receive the AOAC Official Methods Certificate 070403 stating that our RAMP® Anthrax Test performed as we claimed and that we are authorized to display the AOAC Performance Tested certification mark.  All other commercially available rapid on-site anthrax detection systems tested failed to meet the AOAC’s performance standard.  A further intensive, independent field testing program conducted by AOAC and sponsored by the DHS, culminated in the announcement in September 2006 that our RAMP® Anthrax Test was the first biodetection technology approved for field use by first responders in the United States for the detection of anthrax in an independent testing program conducted by AOAC.

16 Defence Research and Development Canada, July, 2002.
17 Maryland State Department of Health, March 2002.
18 Intertox Inc., July 2002.
19 The U.S. Army Aberdeen Proving Ground, November 2004.

Since our initial RAMP® product launch, many competitors have launched competitive products into the market place, including Alexeter Biotechnologies and ADVNT Inc., both of which also market rapid detection tests in the United States for Anthrax, Ricin and Botulinum, in addition to SEB, Y. pestis (plague) and others.  Internationally, Smith Detection maintains a strong market share.  We also believe that a number of diagnostics companies have an active interest in rapid on-site biodefense testing and have the potential to become either competitors or business affiliates.

We currently have approximately 350 RAMP® biodefense systems in field use by our customers.

Vector Environmental Market

Our main competitor in the rapid on-site vector environmental testing market is VecTest, currently distributed by Thermo Scientific.  VecTest is a qualitative test strip, available in multiplex format, used to detect WNV, SLE, EEE and WEE.   While a study by the CDC in 2006 confirmed that our RAMP® West Nile Virus Test outperforms VecTest20, VecTest continues to occupy a market share due to its qualitative nature as no instrument is required to perform the testing.

Emerging competition in the detection of West Nile Virus in the United States market is from RT-PCR systems, as more labs are investing in PCR technology in lieu of rapid detection.

Operations and Manufacturing

Our RAMP® System consists of a Reader and test kits (Kits) of applicable RAMP® tests.  Manufacturing of the Readers is currently outsourced to an electronics manufacturer that we have qualified, located in British Columbia, Canada.  We manufacture all Kits in-house in order to maximize return on investment, protect proprietary technology, and ensure compliance with government and internal quality standards.  Kit manufacturing includes reagent and component production, cartridge assembly and final packaging (with the exception of our Chinese customers where some bulk components are shipped to our distributors in China for final packaging).

In advance of the expected growth of our products, we invested significantly, starting in 2007, to increase the automation, quality and capacity of our manufacturing operations. In March 2008, we moved into our current corporate headquarters, a leased, multi-use, 46,000 square foot facility in Vancouver, British Columbia, Canada where we coordinate all support operations including customer support, technical and instrument service, production planning, shipping and receiving.  The facility houses all of our administrative and test manufacturing operations and will allow us to achieve our projected manufacturing capacity targets for the next five or more years.  Our manufacturing scale-up is ongoing, and our test production capacity has increased from approximately 500,000 tests per shift per year to over 2 million tests per shift per year.  The initial term of the lease agreement is 15 years with two 5-year renewal options.

Where possible, we require distribution and marketing partners to provide a twelve-month rolling forecast in order to ensure timely and adequate product supply and to allow efficient production, materials, shipping and inventory planning, see “Risk Factors".  We plan to meet cost and quality targets through strict scale-up validation procedures and by negotiating supplier agreements for key materials that emphasize both reasonable costs and the highest possible quality.  Final packaging, inventory storage and product distribution to marketing partners are managed in accordance with individual partner agreements.

The primary raw materials required to manufacture a test cartridge consist of: antibody reagents, nitrocellulose membrane and injection molded plastic parts to act as housing for the cartridge assembly.  There are several different components required to perform the test that are included with the Kit.  These are a sample transfer device, a solution for diluting the test sample and reagent-containing tips (for placing the sample being tested into the cartridge).  We purchase these primary raw materials from unaffiliated domestic and international suppliers, some of which are sole suppliers. Interruptions in the delivery of these materials or services could adversely impact the Company.

20 Burkhalter et al. 2006

Patents and Proprietary Rights

We rely on a combination of patents, trademarks, confidential procedures, contractual provisions and similar measures to protect our proprietary information.  To develop and maintain our competitive position, we also rely upon continuing invention, trade secrets and technical know-how.

It has been our practice to periodically file for patent and trademark protection in the United States and other countries with significant markets, such as Canada, Western European countries, Japan and China.  No assurance can be given that patents or trademarks will be issued to us pursuant to our applications or that our patent portfolio will provide us with a meaningful level of commercial protection.  We file patent applications on our own behalf as assignee and, when appropriate, have filed and expect to continue to file, applications jointly with our collaborators.  Our ability to obtain and enforce patents is uncertain and we cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us, see “Risk Factors”.

In the United States, we own a total of seven utility patents (including three patents having expiration dates ranging from 2020 to 2028), two design patents having expiration date in 2024, and two pending US patent applications.  We have many foreign counterparts (patents/applications) in other jurisdictions.  In addition, patent applications related to our key technologies are pending in China and Hong Kong. We also have three registered trademarks in the United States and counterparts in other jurisdictions.

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

Government Regulation

Regulatory Approval

Clinical Diagnostics

The Food and Drug Administration (FDA), Health Canada and comparable agencies in foreign countries impose substantial requirements upon the development, manufacturing and marketing of drugs and medical devices through the regulation of laboratory and clinical testing procedures, manufacturing, marketing and distribution by requiring labeling, registration, notification, clearance or approval, record keeping and reporting. See “Risk Factors”.

In China, clearance to market drugs and medical devices must be granted by the State Food & Drug Administration (SFDA).  In May 2004 and November 2004, O&D received regulatory clearance from the SFDA to market the RAMP® Reader and three RAMP® cardiac marker tests in China.  In November 2007, they received clearance to market the RAMP® NT-proBNP Assay, in December 2010, the clearance to market the RAMP®200 Reader and in March of 2011, the clearance to market the RAMP® BNP Assay.

As of December 7, 2003, all medical devices sold in the countries of the European Union (EU) are required to be compliant with the EU In-Vitro Diagnostic Directive.  All new in-vitro diagnostic devices must bear a mark, called the CE Mark, to be registered and legally marketed in the EU after that date.  The regulatory requirements for marketing are based on the classification of the individual products and EU member countries are not allowed to impose any additional requirements on medical device manufacturers other than the language used in product labeling.  In April 2003, we fulfilled the requirements of the EU In-Vitro Diagnostic Directive Essential Requirements for our three RAMP® cardiac tests and RAMP® Reader; in December 2006, we registered our NT-proBNP test as well as our RAMP® liquid cardiac marker controls used by laboratories to verify Kit performance and user technique; in May 2009, we registered our RAMP® 200 Reader, in December 2009, we registered our Influenza A+B Test and in September, 2010 our RSV Test. In November, 2012, we received the CE mark for an important new test, D-dimer, capable of the quantification of D-dimer in the blood important for detecting a variety of thrombotic disorders.  Through the EC Declaration of Conformity, we are entitled to apply the CE Mark to these products.  As with the FDA, future RAMP® tests may have different classifications which would require ISO 13485 registration as well as a technical file review by a registration organization, known as a Notified Body, prior to authorization to apply the CE Mark.

Prior to sale in the United States, RAMP® clinical products will typically require pre-marketing clearance through a filing with the FDA called a 510(k) submission.  A 510(k) submission claims substantial equivalence to an accepted reference method or a similar, previously cleared product known as a “predicate device” and minimally takes about ninety (90) days for approval once a submission is made.  Some RAMP® tests may detect analytes or have applications, intended uses for which there are no equivalent products on the market.  In such cases, the test will require pre-market approval, a process that requires clinical trials to demonstrate clinical utility, as well as the safety and efficacy of the product.  Including clinical trials, the pre-market approval process can take approximately two years.

Marketing clearance for our RAMP® Myoglobin Assay and RAMP® Reader was received in 2001.  Marketing clearances for the RAMP® CK-MB Assay and the RAMP® Troponin I Assay on our RAMP® Reader were received in May 2004.  The marketing clearance for our RAMP® Flu A+B Assay and our RAMP® 200 Reader was received in April 2008.  The marketing clearance for our RAMP® NT-proBNP Assay on our RAMP® Reader was received in July 2008.  The marketing clearance for our RAMP® RSV Assay on our RAMP® 200 was received in July 2009.

As of March 23, 2012, we have received FDA premarket clearance for Myoglobin, CK-MB, Troponin I and NT-proBNP on our RAMP® Reader and Flu A+B and RSV on our RAMP® 200 reader. In January 2013, documentation of extensive internal validation testing was completed as required by the U.S. Food and Drug Administration (FDA) guidance “Replacement Reagent and Instrument Family Policy”, to allow for the addition of the 510(k) cleared RAMP® 200 as a laboratory analyzer for use with the 510(k) cleared RAMP® Troponin I, NT-proBNP, CK-MB and Myoglobin cardiovascular tests.  This testing demonstrated that the RAMP® Reader and the RAMP® 200 give equivalent results when the cardiac products are used in a laboratory setting.

We are currently developing additional tests that we will have to clear with the FDA through the 510(k) notification procedures. These new test products are crucial for our continued success in the human medical market. If we do not receive 510(k) clearance for a particular product, we will not be able to market that product in the United States until we provide additional information to the FDA and gain premarket clearance. The inability to market a new product during this time could harm our future sales in the United States.

For our products to be sold in the physician’s office lab market in the United States, we will need to obtain waiver status under the CLIA.  A CLIA-waived test is a test that employs methodologies that are so simple and accurate as to render the likelihood of erroneous results negligible and/or pose no reasonable risk of harm to the patient if the test is performed incorrectly.  CLIA-waived tests are designed to be performed by less experienced and untrained personnel.  The current CLIA regulations divide laboratory tests into three categories: “waived,” “moderately complex” and “highly complex.” Many of the tests performed using our RAMP® platform are in the “moderately complex” category.  Moderately complex tests can only be performed in laboratories fulfilling certain criteria, which are fulfilled by a minority of physician office laboratories in the United States.

In Canada, in vitro diagnostics are regulated by the Therapeutic Products Directorate of Health Canada (“TPD”) and are licensed for sale through submission to the TPD.  The timeline for approval is similar to that of the FDA’s 510(k) process.  As of January 2003, all new and existing class II, III and IV Medical Device Licenses (“MDL”) in Canada also require a valid International Organization for Standardization (ISO), 13485 or ISO 13488 Quality System Certificate from a registrar recognized by the Canadian Medical Devices Conformity Assessment System (“CMDCAS”).  We achieved registration to the ISO 13485:2003 standard in April 2004.  An MDL was issued for our Myoglobin Assay and Reader in 2002.  MDLs were received for our RAMP® CK-MB Assay and RAMP® Troponin I Assay in August 2004; for our RAMP® NT-proBNP Assay in June 2007, and for our RAMP® liquid cardiac marker controls used by laboratories to verify Kit performance and user technique.  These controls are manufactured for us by a U.S. company who holds the 510(k) clearance with the FDA.  An MDL was received for our RAMP® Flu A+B Assay and RAMP® 200 reader in May 2009. An MDL was received for our RAMP® RSV Assay in May 2010.

In other parts of the world, the regulatory process varies greatly and is subject to rapid change.  Many developing countries only require an import permit from their own government agency or proof of approval from the regulatory agency in the manufacturer’s country of origin.  We require our marketing and distribution partners to ensure that all regulatory requirements are met in order to sell our RAMP® tests in their respective territories.

Clinical consultants are used to support in-house resources where necessary to develop protocols and prepare regulatory submissions for government agencies such as the FDA and the TPD.  We completed multi-center clinical trials for our RAMP® Myoglobin Assay and our RAMP® Reader in 2001, for our RAMP® CK-MB Assay and our RAMP® Troponin I Assay in November 2003, for our RAMP® NT-proBNP Assay in November 2006 and for our Flu A+B Assay and our RAMP® 200 reader in May 2007, and for our RAMP® RSV Assay in November 2008.

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

The lack of regulatory oversight in the biodefense industry means there is virtually no independent data available for a customer to verify a manufacturer’s product claims.  Since launching our Anthrax Test, we have received third party validation of the product’s performance.  See “On-Site Environmental Testing Market, Competition.”  Currently, however, companies are not required to have any form of regulatory clearance to market handheld assays for the detection of biodefense threats such as anthrax.  See “Risk Factors.”

The performance and field-testing programs conducted by the AOAC in 2004 through 2006 were developed in collaboration with and funded by the DHS.  One of the goals of the testing programs was to develop industry performance standards.  The final form and substance of these possible standards and the impact on our industry is currently unclear.

Vector Environmental Testing

There is no regulatory clearance required for our RAMP® West Nile Virus Test because it is only used for testing mosquitoes.

Manufacturing Regulations and Various Federal, State, Local and International Regulations

The 1976 Medical Device Amendment also requires us to manufacture our RAMP® products in accordance with Good Manufacturing Practice guidelines. Current Good Manufacturing Practices (CGMPs) requirements are set forth in the 21CFR 820 Quality System Regulation.  These requirements regulate the methods used in, and the facilities and controls used for the design, manufacture, packaging, storage, installation and servicing of our medical devices intended for human use. Our manufacturing facility is subject to periodic inspections. In addition, various state regulatory agencies may regulate the manufacture of our products.

Federal, state, local and international regulations regarding the manufacture and sale of health care products and diagnostic devices may change.  In addition, as we continue to sell in foreign markets, we may have to obtain additional governmental clearances in those markets.

To date, we have complied with the following federal, state, local and international regulatory requirements:

•
In December 2012, the United States FDA conducted its second routine Quality Systems Inspection at Response since August of 2007.  The four-day FDA visit covered FDA’s Quality System/CGMPs Regulations for Medical Devices.  The inspection was successful and there were no Form 483 observations issued to Response. This successful inspection is indicative of a robust and effective Quality Management System at Response and a company-wide commitment to quality.

•
Health Canada Therapeutic Products Directorate: In 2004, the TPD granted our manufacturing facility Medical Device Licenses, based on the Medical Device Regulations (SOR/98-282), Section 36, for the manufacture of our medical devices.

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

Research and Development Expenditures

Research and development activities relate to development of new tests and test methods, clinical trials, product improvements and optimization and enhancement of existing products.  Our research and development expenses, which consist of personnel costs, facilities, materials and supplies, regulatory activities and other related expenses were $3.0 million, $2.9 million, and $4.1 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Seasonal Variations in Business

Our operating results may fluctuate from quarter to quarter due to many seasonal factors.  Many of our end-users are government related organizations at a federal, state/provincial or municipal level.  Consequently, our sales may be tied to government budget and purchasing cycles.  Sales may also be slower in the traditional vacation months, could be accelerated in the first or fourth calendar quarters by customers whose annual budgets are about to expire (especially affecting purchases of our fluorescent Readers), may be distorted by unusually large Reader shipments from time to time, or may be affected by the timing of customer cartridge ordering patterns.  Sales of our Flu A+B Tests are typically slower in the non-traditional influenza months of April through September.

Backlog

Because we ship our products shortly after we receive the orders from our customers, we generally operate with a limited order backlog. As a result, our product sales in any quarter are generally dependent on orders that we receive and ship in that quarter. As a result, any such revenue shortfall would immediately materially and adversely impact our operating results and financial condition.  The sales cycle for our products can fluctuate, which may cause revenue and operating results to vary significantly from period to period. We believe this fluctuation is primarily due (i) to seasonal patterns in the decision-making processes by our independent distributors and direct customers, (ii) to inventory or timing considerations by our distributors and (iii) to the purchasing requirements by various international governments to acquire our products.

Risks Attendant to Foreign Operations and Dependence

We sell in China through an exclusive distributor for RAMP® co-branded products, O&D, and an exclusive distributor for private labeled OEM products, Wondfo.  Sales to O&D accounted for 48% of our total product sales in the year ended December 31, 2012.  If O&D underperforms, we may not be able to generate alternative distribution channels rapidly enough to prevent a significant disruption in sales generated in China, which would have an adverse impact on our business performance.

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

The geographical distribution of our product sales is as follows:

Years ended December 31,	2012 $	2011 $	2010 $
China	7,748,243	5,281,063	3,576,935
United States	1,124,290	1,551,444	1,003,297
Asia (excluding China)	823,989	794,667	844,633
Europe	1,080,805	654,649	812,328
Canada	29,955	59,148	52,872
Other	942,915	683,112	502,065
Total	11,750,197	9,024,083	6,792,130

Product sales by type of product were as follows:

Years ended December 31,	2012 $	2011 $	2010 $
Cardiovascular	10,797,968	7,295,501	5,969,672
Infectious Diseases	173,422	587,040	67,472
Biodefense products	316,857	659,462	444,896
West Nile Virus (Environmental)	461,950	482,080	310,090
Total	11,750,197	9,024,083	6,792,130

For further information, please see Item 6 (“Selected Financial Data”).

Working Capital

Please see Item 6 (“Selected Financial Data”) and Item 7 (“Management's Discussion and Analysis of Financial Condition and Results of Operations").

Employees

On December 31, 2012, we had 72 full-time employees.

Available Information

Our corporate Internet address is http://responsebio.com.  At the "Investors" section of this website, we make available free of charge our Annual Report on Form 10-K, our Annual Proxy statement, our quarterly reports on Form 10-Q, any Current Reports on Form 8-K, and any amendments to these reports, as soon as reasonably practicable after we electronically file them with, or furnish them to, the Securities and Exchange Commission, or the SEC.  The information found on our website is not part of this Annual Report on Form 10-K.  In addition to our website, the Securities and Exchange Commission, or the SEC, maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC.

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

We are not profitable and have negative cash flow from operations.  Based on our current cash resources, expected cash burn, and anticipated revenues, we expect that we can maintain operations through fiscal 2013. We may need to raise additional capital to fund our operations. We have relied primarily on debt and equity financings to fund our operations and commercialize our products.  Additional capital may not be available, at such times or in amounts as needed by us.  Even if capital is available, it might be on adverse terms.  Any additional equity financing will be dilutive to our shareholders.  If access to sufficient capital is not available as and when needed, our business will be materially impaired and we may be required to cease operations, curtail one or more product development programs, attempt to obtain funds through collaborative partners or others that may require us to relinquish rights to certain technologies or product candidates, or we may be required to significantly reduce expenses, sell assets, seek a merger or joint venture partner, file for protection from creditors or liquidate all our assets.

Our inability to generate sufficient cash flows may result in our Company not being able to continue as a going concern.

We have incurred significant losses to date.  As at December 31, 2012, we had an accumulated deficit of $112,171,008 and have not generated positive cash flow from operations.  Accordingly, there is substantial doubt about our ability to continue as a going concern.  We may need to seek additional financing to support our continued operation; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. In view of these conditions, our ability to continue as a going concern is dependent upon our ability to obtain such financing and, ultimately, on achieving profitable operations.  The outcome of these matters cannot be predicted at this time. The consolidated financial statements for the year ended December 31, 2012 do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should we be unable to continue in business. Such adjustments could be material.

We have incurred substantial operating losses to date.  We expect these losses to continue for the near future.  If we are unable to generate sufficient revenue, positive cash flow or earnings, or raise sufficient capital to maintain operations, we may not be able to continue operating our business and be forced to sell our Company or liquidate our assets.

We have evolved from a pure development company to a commercial enterprise but to date have realized minimal operating revenues from product sales.  As of December 31, 2012, we have incurred cumulative losses since inception of $112,171,008.  For the fiscal years ending December 31, 2012, 2011, and 2010, we incurred losses of $5,280,917, $5,371,312, and $10,081,911, respectively.  We currently are not profitable and expect operating losses to continue.  Generating revenues and profits will depend significantly on our ability to successfully develop, commercialize, manufacture and market our products.  The time necessary to achieve market success for any individual product is uncertain.  No assurance can be given that product development efforts will be successful, that required regulatory approvals can be obtained on a timely basis, if at all, or that approved products can be successfully manufactured or marketed.  Consequently, we cannot assure that we will ever generate significant revenue or achieve or sustain profitability.  As well, there can be no assurance that the costs and time required to complete commercialization will not exceed current estimates.  We may also encounter difficulties or problems relating to research, development, manufacturing, distribution and marketing of our products.  In the event that we are unable to generate adequate revenues, cash flow or earnings, to support our operations, or we are unable to raise sufficient capital to do so, we may be forced to cease operations and either sell our business or liquidate our assets.

Current and future conditions in the global economy may have a material adverse effect on our business prospects, financial condition and results of operations.

During the second half of fiscal year 2008, the global financial crisis, particularly affecting the credit and equity markets, accelerated and the global recession deepened, with an exceptionally weak global economy in 2009 and 2010 followed by a mixed economic performance during 2011 and 2012. Though we cannot predict the extent, timing or ramifications of the global financial crisis and the economic outlook in different economies, we believe that the current downturn in the world's major economies and the constraints in the credit markets have heightened or could heighten a number of material risks to our business, results of operations, cash flows and financial condition, as well as our future prospects, including the following:

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

•
Commitments from our customers — There is a greater risk that customers may be slower to make purchase commitments during the current economic uncertainty, which may negatively impact the sales of our new and existing products.

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

We are not able to accurately predict our sales in future quarters.  A significant portion of our product sales is made through distributors, both domestically and internationally.  As a result, our financial results, quarterly product sales, trends and comparisons are affected by seasonal factors and fluctuations in the buying patterns of end-user customers, our distributors, and by the changes in inventory levels of our products held by these distributors.  For example, higher utilization rates of our BNP and NT-proBNP tests may be due to a higher number of emergency department visits by patients exhibiting shortness of breath, a symptom of heart failure and of influenza.  However, higher utilization may also result from greater awareness, education and acceptance of the uses of our tests, as well as from additional users within the hospitals. Accordingly, our sales in any one quarter or period are not indicative of our sales in any future period.

We generally operate with a limited order backlog, because we ship our products shortly after we receive the orders from our customers. As a result, our product sales in any quarter are generally dependent on orders that we receive and ship in that quarter. As a result, any such revenue shortfall would immediately materially and adversely impact our operating results and financial condition.  The sales cycle for our products can fluctuate, which may cause revenue and operating results to vary significantly from period to period. We believe this fluctuation is primarily due (i) to seasonal patterns in the decision-making processes by our independent distributors and direct customers, (ii) to inventory or timing considerations by our distributors and (iii) to the purchasing requirements by various international governments to acquire our products. In addition, distributors may fail to make minimum purchases, may change their own business priorities and interests without notifying us in advance, may violate distribution agreements or may not renew upon the expiration of current distribution agreements.

Accordingly, we believe that period to period comparisons of our results of operations are not necessarily meaningful.  In the future, our periodic operating results may vary significantly depending on, but not limited to, a number of factors, including:

•	new product announcements made by us or our competitors;
•	changes in our pricing structures or the pricing structures of our competitors;
•	our ability to develop, introduce and market new products on a timely basis, or at all;
•	the timing and size of orders from our distributors;
•	our ability to maintain existing distributors and grow our Flu A+B and RSV testing revenues as a result of the assignment of 3M’s distribution network to us in October 2012;
•	our manufacturing capacities and our ability to increase the scale of these capacities;
•	the mix of product sales between our instruments and our consumable products;
•	our ability to take advantage of supply constraints by our competitors due to regulatory and other issues;
•	the amount we spend on research and development; and
•	changes in our strategy.

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

Our marketing strategy in both the environmental and the medical diagnostics markets depends significantly on our ability to establish and maintain arrangements with third party distributors for marketing and distribution. In addition, we plan to add new distributors in markets where we do not traditionally sell our products. There can be no assurance that we will be able to negotiate or maintain acceptable arrangements with new and/or existing distributors enabling us to sell our products in new and existing markets or be able to sell our products at acceptable prices or volumes.  Consequently, we may not be able to generate sufficient revenue or gross margins to be profitable

We rely on a limited number of third party distributors to market and sell our products in China

We sell in China through an exclusive distributor for RAMP® branded products, O&D Biotech Co. Ltd., China (O&D), and an exclusive distributor for private labeled OEM products, Wondfo Biotech Co. Ltd. (Wondfo).  Sales to O&D accounted for 48% of our total product sales in the year ended December 31, 2012.  If O&D underperforms we may not be able to generate alternative distribution channels rapidly enough to prevent a significant disruption in sales generated in China, which would have an adverse impact on our business performance.

A substantial portion of our business is in China where we have limited direct presence to closely monitor and understand the rapidly expanding market.

Approximately 66% of our product revenue derives from sales of our products through our distribution channel partners in China.  China is a dynamic and rapidly evolving market for medical technology including the POC diagnostic testing market in which we compete.  While we have recently established a direct presence in China via a Representative Office and a General Manager to allow us to better monitor and understand this market, there is no assurance that these activities will be effective and will enable us to anticipate changes in this market or may impact the relationships that we have with existing Chinese distributors which could materially and adversely impact our product sales in China.

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

This facility, which the company occupied as its main operation center in 2008, is significantly larger than required for our near term production requirements.  The excess space is difficult to sublease due to the current layout of the company’s manufacturing operations and the significant availability of space in other buildings in the local real estate market.  In addition to rental payments for the facility, we are obligated to repay with interest over the next 10 years the $6,452,475 balance due as of December 31, 2012 on the repayable leasehold improvement allowance.

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

All of our test kits, or Kits, are currently produced in-house and our portable fluorescence readers, or Readers, are manufactured and supplied to us under contract.  We have qualified a local contract manufacturer for Readers; see "Operations and Manufacturing".  To meet the projected demand for our products, we will require additional equipment to scale up our manufacturing processes.  Some of this equipment will require customization that may increase the lead-time from the supplier.  If demand for our products significantly exceeds forecast, or if the third party manufacturers of Readers or manufacturing equipment are unable to deliver to us on schedule, we may not be able to meet customer requirements.

Some components of our instruments face obsolescence pressure.  If we are not able to secure enough of these components or design and receive any required regulatory approvals for replacement components to meet our future demands, our ability to serve various markets may be significantly restricted.

As mentioned above, our Readers are manufactured by a local contract manufacturer. As component manufacturers manage their product lifecycles, some critical components used in the manufacturing of our Readers may become unavailable resulting in delays in production or lead to the inability to manufacture our instrument as currently designed. In some cases we are able to secure sufficient quantities of the components prior to their obsolescence to continue manufacturing until replacement components can be sourced or designed and the required regulatory approvals are received. Should these safety stocks of older components or product design updates for replacement components prove insufficient, we may experience significant delays in production by our contract manufacturer or the potential inability to manufacture our instrument as currently designed may occur. As a result, we may not be able to meet customer requirements, and that could have a material adverse effect on future sales.

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

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries, including China, do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

To maintain high standards of corporate governance and public disclosure, we intend to invest all reasonably necessary resources to comply with evolving regulations and standards for accounting.  These investments may result in increased general and administrative expenses and a diversion of management time and attention from strategic revenue generating and cost management activities.  If we fail to maintain effective internal controls and procedures for financial reporting, or the SEC requirements applicable to these, we could be unable to provide timely and accurate financial information and therefore be subject to investigation by the SEC, and civil or criminal sanctions.  Additionally, ineffective internal control over financial reporting would place us at increased risk of fraud or misuse of corporate assets and could cause our stockholders, lenders, suppliers and others to lose confidence in the accuracy or completeness of our financial reports.

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

Our marketing strategy in both the environmental and the medical diagnostics markets depends significantly on our ability to establish and maintain collaborative arrangements with third party distributors and alliance partners for marketing and distribution, including the United States, which is an important potential growth market for us.  There can be no assurance that we will be able to negotiate or maintain acceptable collaborative arrangements enabling us to sell our products in certain markets or be able to sell our products at acceptable prices or volumes.  Consequently, we may not be able to generate sufficient revenue or gross margins to be profitable.

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

Our future growth will depend upon, among other factors, our ability to successfully develop new products and to make product improvements to meet evolving market needs.  Although we believe that we have the scientific and technical resources available, future products will nevertheless be subject to the risks of failure inherent in the development of products based on innovative technologies.  Any specific new product in research and development may face technical challenges that may significantly increase the costs to develop that product, cause delays to commercialization or prevent us from commercializing that product at all.  Although we expect to continue to expend resources on research and development efforts, to enhance existing products and develop future ones, we are unable to predict whether research and development activities will result in any commercially viable products.  There can be no assurance that we will be able to successfully develop future products and tests, which would prevent us from introducing new products in the marketplace and negatively impact our ability to grow our revenues and become profitable.

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

In-vitro diagnostics is a well-established field in which several competitors have substantially greater financial resources and larger, more established marketing, sales and service organizations than we do.

Our principal competitors in the human diagnostic market are Alere Inc. (Alere), Abbott Point of Care Inc.  (Abbott), Mitsubishi Chemical Medience Corporation (Mitsubishi), Roche Diagnostics (Roche), Siemens AG (Siemens),  Becton Dickinson Corporation, and Quidel Corporation.

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

In the biodefense testing market, our primary competitors are Alexeter Technologies LLC (Alexeter), Idaho Technology Inc., and Cepheid Inc. (Cepheid).  Alexeter sells rapid on-site immunoassay tests that are read by an instrument and Cepheid has a polymerase chain reaction test system being sold in this marketplace.

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

We are organized under the laws of British Columbia, Canada, substantially all of our assets are located outside of the United States and certain of our directors and officers are resident outside the United States. Currently, we only maintain a permanent place of business within the United States for our wholly owned U.S. subsidiary, Response Point Of Care Inc.  As a result, it may be difficult for U.S. investors to effect service of process or enforce within the United States any judgments obtained against us or those officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.  In addition, there is uncertainty as to whether the courts of Canada would recognize or enforce judgments of United States courts obtained against us or our directors and officers predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in Canada against us or our directors and officers predicated upon the securities laws of the United States or any state thereof.

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

ASC 718 could also adversely impact our ability to provide accurate guidance on our future financial results as assumptions that are used to estimate the fair value of stock-based payments are based on estimates and judgments that may differ from period to period.  For instance, we may be unable to accurately predict the timing, amount and form of future stock-based payments to employees or directors.  We may also be unable to accurately predict the amount and timing of the recognition of tax benefits associated with stock-based payments as they are highly dependent on the exercise behavior of our employees and the price of our stock relative to the exercise and price fair value of each outstanding stock option.

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

The diagnostic industry is characterized by extensive research efforts, ongoing technological progress and intense competition.  There are many public and private companies, including well-known diagnostic companies, engaged in marketing and developing products for the markets we have targeted.  Many of these companies have substantially greater financial, technical and human resources than we do, including direct sales in countries in which we are selling our products.  While we are in the process of establishing a direct sales force in the United States and China, our competitors may be more successful in convincing potential customers to adopt their products over ours and hence gain greater market share.  Competitors with greater financial resources may also have an advantage when dealing with suppliers, particularly sole source suppliers providing antibodies or unique reagents.  Additionally, they may develop technologies and products that are more effective than any products developed by us, or that would render our technologies and products obsolete or non-competitive.

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

Healthcare reform bills that have been before the United States Congress contemplate changes in the structure, financing and delivery of healthcare services in the United States.  These and any future healthcare reforms may have a substantial impact on the operations of companies in the healthcare industry, including us.  Such reforms could include product pricing restrictions, excise taxes or additional regulations governing the usage of medical products.  No assurances can be given that any such proposals, or other current or future legislation in the United States or in other countries, will not adversely affect our product development and commercialization efforts, results of operations or financial condition.  At this time, we are unaware of any recent legislation or pending legislative proposals that will negatively affect our business other than the imposition of a 2.3% Excise Tax on the importation price of our products into the U.S. effective December 31, 2012.

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

As of December 31, 2012, we had outstanding stock options to purchase an aggregate of 989,064 shares, at exercise prices between $1.02 and $146.00 and warrants to purchase an aggregate of 4,498,814 shares at a price of $1.492, which in total represents 38% of our fully diluted outstanding share capitalization at that date.  To the extent that these outstanding options and warrants are exercised, considerable dilution to the interests of our shareholders will occur.

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

ITEM 2.         Properties.

Our business offices are located in Vancouver, British Columbia.  In May 2007, we entered into an agreement to lease a multi-use, 46,000 square foot facility.  The facility has housed all of our operations since March 31, 2008 and requires us to pay approximately $170,000 per month in rent and operating expenses.  Initial capital modifications to the facility were paid by the landlord and managed by us.  The agreement has an initial term of 15 years with two five-year renewal options.  To secure the lease, we are required to maintain a security deposit with the landlord in the form of an irrevocable letter of credit in the amount of $870,610.  As part of the agreement we received a repayable leasehold improvement allowance for an amount of $7.8 million, used for additional improvements to the facility. The allowance is being repaid over the term of the operating lease at approximately $88,500 per month including interest at an annual rate of 11%, compounded monthly.

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

PART II

ITEM 5.         Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity

Our common stock is traded on the Toronto Stock Exchange (TSX) under the trading symbol “RBM” and quoted on the OTC Bulletin Board under the symbol “RPBIF”.  As of February 28, 2013, there were 6,497,149 shares of our common stock outstanding held by approximately 40 stockholders of record and 2 beneficial stockholders. The high and low sales prices of our common stock as reported on the TSX for the periods indicated are as follows:

Response Biomedical Corp.	HIGH (in CDN $)	LOW (in CDN $)
YEAR ENDED DECEMBER 31, 2011
First quarter	$10.60	$5.40
Second quarter	9.60	5.40
Third quarter	7.00	3.20
Fourth quarter	4.00	1.00

YEAR ENDED DECEMBER 31, 2012
First quarter	$2.40	$1.20
Second quarter	2.20	1.20
Third quarter	1.80	1.20
Fourth quarter	1.40	0.96

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

Sales of Unregistered Securities

On July 28, 2010, the Company closed a private placement of gross proceeds of $8,000,000, before share issuance costs of $525,080, by issuing 666,666 shares at a price of $12.00 per share.  The shares were issued to affiliates of OrbiMed Advisors, LLC.  The offering was exempt under Rule 506 of Regulation D promulgated under Securities Exchange Act of 1934, as amended (Rule 506).

On December 29, 2011, the Company closed a rights offering of gross proceeds of $6,723,542, before share issuance costs of $685,739, by issuing 4,506,395 units at a price of $1.492 per unit.  Each unit was comprised of one common share and one common share purchase warrant for a total of 90,127,904 warrants, where each 20 warrants are exercisable at $1.492 to purchase one common share for a period of 5 years.  A significant portion of the units was issued to affiliates of OrbiMed Advisors LLC.  The offering was exempt under Rule 506.

Repurchases of Equity Securities

We did not repurchase any of our equity securities during the year ending December 31, 2012.

ITEM 6.         Selected Financial Data.

The selected historical financial information presented below for each of the five years ended December 31, 2008 through to 2012, has been derived from our consolidated financial statements prepared in accordance with U.S. GAAP.

The information below should be read in conjunction with our consolidated financial statements, the related notes thereto and the information contained in "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations".

Year ended December 31,	2012	2011	2010	2009	2008
Consolidated Statements of Loss Data:
Product sales	$11,750,197	$9,024,083	$6,792,130	$8,153,049	$4,899,841
Cost of sales	7,503,888	6,968,832	7,097,538	7,933,704	5,227,156
Gross profit	4,246,309	2,055,251	(305,408)	219,345	(327,315)
Contract service fees and revenues	-	449,386	320,878	1,793,220	976,496
Operating expenses	8,448,635	7,392,375	9,216,256	10,602,954	13,653,588
Loss from operations	(4,202,326)	(4,887,738)	(9,200,786)	(8,590,389)	(13,004,407)
Other expense	1,078,591	483,574	881,125	953,142	762,374
Net loss	$(5,280,917)	$(5,371,312)	$(10,081,911)	$(9,543,531)	$(13,766,781)
Loss per common share - basic and diluted	$(0.82)	$(2.72)	$(6.46)	$(8.59)	$(19.57)
Weighted average common shares outstanding - basic and diluted	6,437,158	1,972,171	1,560,704	1,110,470	703,380

As of December 31,	2012	2011	2010	2009	2008
Consolidated Balance Sheets Data:
Total assets	$14,347,781	$20,893,266	$19,523,931	$21,464,196	$19,394,907
Long-term obligations	7,632,685	8,235,562	8,779,624	9,213,763	9,606,810
Total shareholders' equity	320,818	4,975,723	8,054,075	9,646,542	6,760,128

ITEM 7.         Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes, included in Item 8 of this Report.  Unless otherwise specified, all dollar amounts are Canadian dollars.

Overview

Response Biomedical develops manufactures and sells diagnostic tests for use with its proprietary RAMP® System, a portable fluorescence immunoassay-based diagnostic testing platform.  Our RAMP® technology utilizes a unique method to account for sources of error inherent in conventional lateral flow immunoassay technologies, thereby providing the ability to quickly and accurately detect and quantify an analyte present in a liquid sample.  Consequently, an end-user on-site or in a point-of-care setting can rapidly obtain important diagnostic information.  We currently have thirteen tests available for clinical and environmental testing applications and we have plans to commercialize additional tests.

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

Recent Developments

■	On July 2, 2012, Tim Shannon signed an employment agreement with the Company to become our Senior Vice President, World Wide Sales and Marketing.
■
On July 25, 2012, the Board of Directors (Board) approved the appointment of Jeffrey Purvin to the Board and named him Chief Executive Officer of the Company.  In addition, Peter Thompson resigned from the Interim Chief Executive Officer position as of July 25, 2012 but remains Chairman of the Board.

■	On July 25, 2012, the Board approved the appointment of Jonathan Wang to the Board.
■	On August 8, 2012, the Board appointed William J. Adams as Chief Financial Officer and Corporate Secretary effective August 13, 2012.
■	On September 24, 2012, we completed the consolidation of our issued and outstanding common shares on the basis of every twenty (20) common shares being consolidated into one (1) common share.
■
On October 2, 2012, we regained the worldwide rights to Flu A+B and RSV testing products as a result of the termination of our collaboration with 3M Company and 3M Innovative Properties Company (3M).  For total consideration of USD$150,000, we acquired 3M’s remaining inventory of RAMP® readers and peripheral devices, assignment of 3M’s distributor network and all marketing materials used by 3M in marketing and sales of the products.

■	On November 9, 2012, we incorporated a wholly owned U.S. subsidiary, Response Point of Care Inc.
■	In December 2012, we legally set up a Representative Office in Shanghai, China.

RESULTS OF OPERATIONS

Revenues, Cost of Goods Sold and Gross Margin

	Year ended December 31,			Change 2011 to 2012		Change 2010 to 2011
	2012	2011	2010	Increase / (Decrease)	Percent Change	Increase / (Decrease)	Percent Change
Product Sales	11,750,197	9,024,083	6,792,130	2,726,114	30%	2,231,953	33%
Cost of Sales	7,503,888	6,968,832	7,097,538	535,056	8%	(128,706)	(2%)
Gross profit on product sales	4,246,309	2,055,251	(305,408)	2,191,058	107%	2,360,659	773%
Gross margin	36.1%	22.8%	(4.5%)

Fiscal 2012 versus Fiscal 2011

Revenues

Revenues increased 30%, or $2.7 million, in fiscal 2012 as compared to fiscal 2011.  The change in total revenue is due to the following:

•	Cardiovascular sales have increased 48%, or $3.5 million, primarily due to:
•	a $2.7 million increase in sales to our two distributors in China as a result of a combination of price and volume increases during the year; and
•	a $0.8 million increase in sales to the rest of the world primarily due to growth of existing distributors in Europe;
•	Infectious disease sales have decreased 70%, or $0.4 million, due to the transition from 3M to Fisher HealthCare in the fourth quarter; and
•	Biodefense and environmental sales have decreased 32%, or $0.4 million, primarily due to a significant biodefense sale made in 2011 that did not repeat in 2012.

Gross Profit

Gross profit on product sales increased 107%, or $2.2 million, in fiscal 2012 as compared to fiscal 2011.  The change in total gross profit is primarily due to the increase in gross margin to 36% from 23% in fiscal 2011.  This increase is primarily due to the following:

•	An increase in the price of our products to our distributors combined with a change in product mix to higher margin products;
•	A 27% increase in the level of production compared to 2011 resulting in a spreading of fixed manufacturing overhead costs over a larger base of manufactured tests;
•	An increase in manufacturing efficiency during 2012 compared to 2011 resulting in lower material and labor costs per test produced; and
•	A decrease of $0.2 million in inventory provisions to account for obsolescence and slow-moving inventory items and to reduce inventory values down to their net realizable value.

Fiscal 2011 versus Fiscal 2010

Revenues

Revenues increased 33%, or $2.2 million, in fiscal 2011 as compared to fiscal 2010.  The change in total revenue is due to the following:

•	Clinical product sales have increased 31%, or $1.9 million, primarily due to:

•	a $1.4 million increase in sales to our two distributors in China as a result of the expansion of the Chinese market;
•	a $0.5 million increase in sales of our infectious disease products in the United States due to the timing of orders by 3M;
•	a $0.3 million decrease in sales due to the termination of two distribution agreements in the United States and France; and
•	a $0.3 million increase representing the sum of variances across several different markets.
•
Biodefense product sales have increased 48%, or $0.2 million, primarily due to a $0.3 million increase to a new distributor in China offset by insignificant variations in sales to distributors and end-users; and

•	Vector Environmental product sales have increased 55%, or $0.2 million, due to increase in sales to our distributor as a result of the expansion of their end-user customer base.

Gross Profit

Gross profit on product sales increased 773%, or $2.4 million, in fiscal 2011 as compared to fiscal 2010.  The change in total gross profit is primarily due to the increase in gross margin to 23% from a negative gross margin of (4%) in fiscal 2010.  This increase is primarily due to the following:

•	A 57% increase in the level of production compared to 2010 resulting in a spreading of fixed manufacturing overhead costs over a larger base of manufactured tests;
•
A decrease of $1.0 million of fixed manufacturing overhead costs in fiscal 2011 in comparison to fiscal 2010 primarily as a result of the company reorganization completed in the latter half of fiscal 2010.

•	A change in manufacturing processes to transition to a more automated process in addition to increases in lot sizes; and
•
An increase in the sales of Biodefense and Vector Infectious Disease products in fiscal 2011 which earn a higher gross margin in relation to the clinical product sales as sales tend to be made to end users.

Contract Service Fees

	Year ended December 31,			Change 2011 to 2012		Change 2010 to 2011
	2012	2011	2010	Increase / (Decrease)	Percent Change	Increase / (Decrease)	Percent Change
Contract service fees	-	449,386	320,878	(449,386)	(100%)	128,508	40%

Fiscal 2012 versus Fiscal 2011

Contract service fees decreased by 100%, or $450,000, in fiscal 2012 in comparison to fiscal 2011 due to the termination of a project agreement with Roche Diagnostics Ltd. in 2011. Upon termination, the Company recognized the remaining revenue under the contract to offset costs incurred in accordance with the agreement.  There are no current contract service fee arrangements in progress.

Fiscal 2011 versus Fiscal 2010

Contract service fees increased by 40%, or $129,000, in fiscal 2011 in comparison to fiscal 2010 due to the termination of a project agreement as further development was suspended pending changes to requirements by the FDA. Upon termination, the Company recognized the remaining revenue under the contract to offset costs incurred in accordance with the agreement.

Operating Expenses

	Year ended December 31,			Change 2011 to 2012		Change 2010 to 2011
	2012	2011	2010	Increase / (Decrease)	Percent Change	Increase / (Decrease)	Percent Change
Research and development	2,953,158	2,852,129	4,106,266	101,029	4%	(1,254,137)	(31%)
General and administrative	4,100,921	3,625,510	3,696,819	475,411	13%	(71,309)	(2%)
Sales and marketing	1,394,556	914,736	1,413,171	479,820	52%	(498,435)	(35%)
Total Operating Expenses	8,448,635	7,392,375	9,216,256	1,056,260	14%	(1,823,881)	(20%)

Fiscal 2012 versus Fiscal 2011

Research and Development Expenses

Research and Development expenses increased by 4%, or $101,000.  The increase is primarily due to a $259,000 increase in product development costs as a result of the clinical development of a new assay for D-dimer that we launched in the European Union now that we have CE Mark and enhancements to existing products, a $170,000 increase in professional and legal fees related to ongoing product development regulatory activities in China, the United States and Europe, and $62,000 in increased facility and Information Technology (IT) costs.  These increases were offset by a $400,000 decrease in salaries and wages due to the termination of the Company’s chief scientific officer in 2011 resulting in termination costs being accrued in 2011.

General and Administrative Expenses

General and Administrative expenses increased by 13%, or $475,000.  The increase is primarily due to a $675,000 increase in stock based compensation, a $161,000 increase in professional fees for the interim CEO and CFO, a $141,000 increase in recruiting expenses due to the hiring of senior management personnel, a $101,000 increase in legal expenses, and a $96,000 increase in facility and administrative expenses.  These increases were offset by a $534,000 decrease in salaries and wages primarily the result of the resignation of the Company’s former CEO in 2011 and a $130,000 decrease in accounting and auditing expenses related to the restatement and financing work done in 2011.

Sales and Marketing Expenses

Sales and Marketing expenses increased by 52%, or $480,000.  The increase is primarily due to a $320,000 increase in legal and professional expenses related to business development, sales and marketing consulting work, and contracted sales and marketing personnel in China.  In addition, there was a $104,000 increase in salaries and wages due to the addition of sales and marketing personnel including a Senior Vice President of Worldwide Sales and Marketing, and a $48,000 increase in marketing materials.

Fiscal 2011 versus Fiscal 2010

Research and Development Expenses

Research and Development expenses decreased by 31%, or $1.3 million.  The decrease was primarily due to a $750,000 decrease in salary expenses and a $300,000 decrease in professional fees as a result of the company restructuring in late fiscal 2010.  In addition, a decline of $180,000 in product development costs was due to the decrease in the number of active development projects.

General and Administrative Expenses

General and Administrative expenses decreased by 2%, or $70,000.  The decrease is primarily due to a $470,000 decrease in salary expenses due to restructuring and a $590,000 decrease in stock based compensation expenses as a result of the reversal of stock based compensation recognized due to the number of forfeitures of unvested options in 2011.  These decreases were offset by a $520,000 increase in legal expenses related to the restatement of the fiscal 2010 financial statements and financing obtained, a $150,000 increase in accounting related expenses related to the restatement of the 2010 financial statements, a $130,000 increase in board of director fees due to additional members and additional work performed in fiscal 2011, a $90,000 increase in recruiting costs, a $70,000 increase in bad debt expenses.

Sales and Marketing Expenses

Sales and Marketing expenses decreased by 35%, or $500,000.  The decrease was primarily due to a $360,000 decrease in salary expenses due to the employee turnover in the sales department, a $200,000 decrease in administrative costs due to the reduction of staff, and an $80,000 decrease in marketing materials.  These decreases were offset by a $90,000 increase in legal expenses associated with the development of sales and distribution agreements.

Other Expense, Net

	Year ended December 31,			Change 2011 to 2012		Change 2010 to 2011
	2012	2011	2010	Increase / (Decrease)	Percent Change	Increase / (Decrease)	Percent Change
Interest expense	733,809	864,791	806,065	(130,982)	(15%)	58,726	7%
Interest income	(21,783)	(16,974)	(14,833)	(4,809)	28%	(2,141)	14%
Foreign exchange (gain) loss	2,286	(5,177)	89,893	7,463	(144%)	(95,070)	(106%)
Unrealized (gain) loss on revaluation of warrant liability	364,279	(780,074)	-	1,144,353	(147%)	(780,074)	100%
Warrant issue costs	-	421,008	-	(421,008)	(100%)	421,008	100%
Total Other Expenses	1,078,591	483,574	881,125	595,017	123%	(397,551)	(45%)

Fiscal 2012 versus Fiscal 2011

Interest Expense

Interest expenses decreased by 15%, or $131,000.  The decrease was primarily due to $80,000 in financing costs incurred related to the note payable to OrbiMed in 2011.  The remaining decrease in interest expense is due to decreases in the interest paid on the repayable leasehold improvement allowance.

Interest Income

Interest income increased by 28%, or $5,000.  Interest is earned on our cash on hand and short term investments and has increased due to a higher average cash balance during the year in comparison to 2011.

Foreign exchange (gain) loss

Foreign exchange loss increased by 144%, or $7,000.  Foreign exchange gains and losses are largely due to U.S. dollar balances of cash and cash equivalents, accounts receivable and accounts payable affected by the fluctuations in the value of the U.S. dollar as compared to the Canadian dollar.

Unrealized (gain) loss on revaluation of warrant liability

The unrealized loss on revaluation of the warrant liability is solely due to the mark-to-market revaluation of the outstanding warrants each reporting period.  The fair market value increased from December 31, 2011 resulting in an unrealized loss of $360,000.  The fair market value is calculated using a Black-Scholes model with inputs for volatility, risk free interest rate, and expected life of the warrants.  The primary reason for the increase in the value of the liability is the increase in the fair market value of the shares of the Company in relation to December 31, 2011.  A small change in the estimates used in the Black-Scholes pricing model may have a relatively large change in the estimated valuation of the common stock warrants.

Warrant issue costs

Warrant issue costs were incurred in 2011 as a result of the rights offering.  These costs were allocated to the warrant liability based on the fair value of the warrant and expensed as incurred.

Fiscal 2011 versus Fiscal 2010

Interest Expense

Interest expenses increased by 7%, or $60,000.  The increase was primarily due to $80,000 in financing costs incurred as a result of the note payable incurred during 2011 with OrbiMed offset by decreases in the interest paid on the repayable leasehold improvement allowance.

Foreign exchange loss (gain)

Foreign exchange loss (gain) decreased by 106%, or $100,000.  Foreign exchange gains and losses are largely due to U.S. dollar balances of cash and cash equivalents, accounts receivable and accounts payable affected by the fluctuations in the value of the U.S. dollar as compared to the Canadian dollar.

Unrealized (gain) loss on revaluation of warrant liability

The change in fair value of the warrant liability decreased between the time of the closing of the rights offering and December 31, 2011 resulting in a $780,000 gain on change in fair value.  The gain was due to a $0.01 decrease in the fair market value of the shares.

Warrant issue costs

Warrant issue costs were incurred in 2011 as a result of the rights offering.  These costs were allocated to the warrant liability based on the fair value of the warrant and expensed as incurred.

Liquidity and Capital Resources

Total cash and cash equivalents and working capital at December 31, 2012 and 2010 were as follows:

As at December 31,	2012	2011
Cash and cash equivalents	$2,079,718	$7,354,802
Percentage of total assets	14%	35%
Working capital	$(641,940)	$3,815,281

As at December 31, 2012, the Company had a negative working capital balance.  Included in current liabilities is a warrant liability in the amount of $3.7 million that is required to be measured at fair value and is presented as a current liability in accordance with ASC 815.  Each warrant may only be exercised on a net cashless exercise basis and no warrant may be exercised at a time when the exercise price equals or exceeds the current market price meaning the potential settlement of any warrant does not require any cash disbursement.  Without taking into account the warrant liability mentioned above, the Company’s working capital is $3.1 million.  As at December 31, 2011, the Company’s working capital, excluding the warrant liability, was $7.2 million.  Therefore, the Company’s working capital, excluding the warrant liability, has decreased by $4.1 million.  This decrease is primarily due to a $5.3 million decrease in cash as a result of the reduction of the Company’s accounts payable and accrued liabilities in addition to increased operating expenses.

Financial Condition

The Company has financed its operations primarily through equity financings. As of December 31, 2012, the Company has raised approximately $103.0 million from the sale and issuance of equity securities and debt, net of issue costs.

The Company has sustained continuing losses since its formation and at December 31, 2012, had a deficit of $112.2 million and for the year ended December 31, 2012, incurred negative cash flows from operations of $4.6 million compared to $2.6 million in 2011.  Also, as mentioned above, the Company had a $4.1 million decrease in working capital, net of the warrant liability.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Ongoing Sources and Uses of Cash

Changes in Cash Flows

Year ended December 31,	2012	2011	2010
Cash used in operating activities	(4,632,294)	(2,609,682)	(8,234,208)
Cash used in investing activities	(310,920)	(105,985)	(91,561)
Cash provided by (used in) financing activities	(331,870)	5,740,352	7,582,415
Increase (decrease) in cash during the year	$(5,275,084)	$3,024,685	$(743,354)

As at December 31, 2012, the Company had cash and cash equivalents balance of $2.1 million as a result of a $5.3 million decrease in cash during the year. The cash decrease was a result of cash used in operating, investing, and financing activities as described below:

Cash Provided by (Used in) Operating Activities

Year ended December 31,	2012	2011	2010
Trade receivables	79,294	(343,635)	840,965
Other receivables	(92,788)	6,141	(54,889)
Inventories	413,493	836,312	(855,595)
Prepaid expenses and other	38,290	(79,115)	(23,766)
Accounts payable and accrued liabilities	(1,630,108)	1,853,823	99,460
Deferred revenue	(115,209)	(287,564)	(11,721)
Total change in non-cash working capital	$(1,307,028)	$1,985,962	$(5,546)

Explanations of the more significant net changes in working capital during 2012 are as follows:

•
Accounts payable and accrued liabilities decreased from $3.5 million to $1.9 million as a result of the timing of payments of the amounts outstanding primarily related to legal and audit related expenses incurred for the rights offering that completed late 2011.  In addition, the decrease is attributable to the timing of royalty and severance payments that were accrued in prior years but paid during 2012.

•
Inventory balances decreased from $2.2 million to $1.8 million as a result of the continuing depletion of reader inventory built up in 2010 in addition to planned manufacturing reductions in December 2012.

•	Trade receivables decreased from $1.6 million to $1.5 million as a result of the timing of sales to and payments from our largest distributor and improvements in the days sales outstanding.

•	Prepaid expenses decreased from $0.3 million to $0.2 million due to the timing of deposits being made for future purchases and the ongoing recognition of expenses.

Cash Used in Investing Activities

Net cash used in investing activities for the years ended December 31, 2012, 2011, and 2010 was $311,000, $106,000, and $92,000.  This cash was primarily used for the purchase of manufacturing equipment.

Cash Provided by (Used In) Financing Activities

Net cash used in financing activities during the year ended December 31, 2012 of $332,000 was for the repayment of the leasehold improvements allowance.  The net cash provided by financing activities for the years ended December 31, 2011 and 2010 of $5.7 million and $7.6 million was due to equity financings during the respective years offset by cash used in the repayment of the leasehold improvement allowance.

Contractual Obligations and Contingencies

The following table summarizes our contractual commitments as of December 31, 2012 and the effect those commitments are expected to have on liquidity and cash flow in future periods.

Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 years	3 - 5 years	More than 5 years
Long-term debt obligations (1)	10,705,938	1,061,746	2,123,492	2,123,492	5,397,208

Operating lease obligations (2)	11,236,759	1,049,925	2,100,946	2,140,669	5,945,219

Purchase obligations (3)	1,334,955	960,108	374,847	-	-

License fees (4)	29,874	24,899	4,975	-	-

Total	23,307,526	3,096,678	4,604,260	4,264,161	11,342,427

(1) Long-term debt obligations consist of the repayable leasehold improvement allowance including interest and principal payments.  The term of repayable leasehold improvement allowance coincides with the term of the lease mention in note (2).

(2) Operating lease obligations consist of leases of the facilities and property, plant, and equipment.  These lease obligations expire on various dates between 2014 and 2023.  The lease for the facility, which commenced in 2008, has a term of 15 years.

(3) Purchase obligations consist of obligations to purchase raw material from key suppliers.

(4) License fees consist of obligations to pay licensing fees for the use of related intellectual property to manufacture, sell, and have sold lateral flow immunoassay products.  In consideration for these rights, the Company will pay non-refundable, non-creditable fees.

Off-Balance-Sheet Arrangements

As of December 31, 2012, we had the following material off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K:

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

Contract service fees are recorded as revenue as the services are performed pursuant to the terms of the contract provided collectability is reasonably assured.  Upfront fees from collaborative research arrangements which are non-refundable, require the ongoing involvement of the Company and are directly linked to specific milestones are deferred and amortized into income as services are rendered. Upfront fees from collaborative research arrangements that are non-refundable, require the ongoing involvement of the Company and are not directly linked to specific milestones are deferred and amortized into income on a straight-line basis over the term of ongoing development.  Upfront fees from collaborative research arrangements that are refundable are deferred and recognized once the refundability period has lapsed.  The Company earned revenue from contract service fees from collaborative research arrangements with Roche Diagnostics, 3M Company, and the Foundation for Innovative New Diagnostics (FIND) for the fiscal years of 2011 and 2010.  The collaborative research arrangements with Roche Diagnostics were to develop a next generation Troponin assay and to develop a program, conduct clinical trials, and submit an application for the FDA waiver of the Clinical Laboratory Improvement Amendments (CLIA) requirements for the NT-proBNP assay.  Under the agreements with Roche Diagnostics, the Company was entitled to $1,392,060 for the Troponin development project and $590,444 for the NT-proBNP assay.  The collaborative research arrangement with 3M Company was to redevelop a Flu assay and under the collaborative arrangement, the Company was entitled to $113,000 U.S. Dollars.

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

ITEM 7A.         Quantitative and Qualitative Disclosures about Market Risk.

Currency Fluctuations and Exchange Risk

The Company is subject to foreign exchange risk as a significant portion of its revenues and expenditures are denominated in U.S. dollars.  Significant losses may occur due to significant balances of cash held in U.S. dollars that may be affected negatively by a decline in the value of the U.S. dollar as compared to the Canadian dollar.  The Company mitigates foreign exchange risk by maintaining a U.S. dollar bank account for all U.S. revenues and expenditures, thereby minimizing currency exchange.  A 10% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an increase/decrease of approximately $221,000 in the Company's loss as a result of revaluing the Company’s balance sheet items as at December 31, 2012.

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

ITEM 8.         Financial Statements and Supplementary Data.

Response Biomedical Corp.

Consolidated Financial Statements

(Expressed in Canadian dollars)

(Prepared in accordance with generally accepted accounting principles used in the United States of America (U.S. GAAP)

As at December 31, 2012 and 2011 and for each of the three years in the period ended December 31, 2012

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

The independent registered public accounting firm, PricewaterhouseCoopers LLP, conducted an independent audit of the consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Their report expresses their opinion on the consolidated financial statements of the Company. The external auditors have free and full access to the Audit Committee with respect to their findings.

/s/ Jeffrey L. Purvin	/s/ William J. Adams

Jeffrey L. Purvin	William J. Adams

Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Response Biomedical Corp.

We have audited the accompanying consolidated balance sheet of Response Biomedical Corp. and its subsidiaries (the Company) as of December 31, 2012 and the related consolidated  statements of loss and comprehensive loss, shareholders’ equity and cash flows for the year  ended December 31, 2012. Management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Response Biomedical Corp. and its subsidiaries as of December 31, 2012 and the results of their operations and their cash flows for the year ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in note 2 to the consolidated financial statements, the Company has incurred recurring losses from operations and has an accumulated deficit at December 31, 2012 that raises substantial doubt about its ability to continue as a going concern.  Management’s plans in this regard are also described in note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We did not audit the consolidated financial statements of the Company, which comprise the consolidated balance sheet at December 31, 2011 and the consolidated statements of loss and comprehensive loss, of shareholders’ equity and of cash flows for the years ended December 31, 2011 and December 31, 2010.  Those consolidated financial statements were audited by other auditors whose report, dated March 29, 2012, expressed an unqualified opinion on the consolidated financial statements.

We have audited the adjustments to the 2011 and 2010 consolidated financial statements to apply the stock consolidation, as described in Note 2. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2011 and 2010 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2011 and 2010 consolidated financial statements taken as a whole.

(signed) PricewaterhouseCoopers LLP

Chartered Accountants
Vancouver, Canada
March 15, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Response Biomedical Corp.

We have audited the accompanying consolidated balance sheet of Response Biomedical Corp. (the "Company") as at December 31, 2011 and the related consolidated statements of loss and comprehensive loss, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2011, prior to the 2011 and 2010 adjustments to record the impact of the stock consolidation described in note 2 to the consolidated financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, prior to the 2011 and 2010 adjustments to record the impact of the stock consolidation described in note 2 to the consolidated financial statements, present fairly, in all material respects, the consolidated financial position of Response Biomedical Corp. at December 31, 2011, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with United States generally accepted accounting principles.

Vancouver, Canada	/s/ Ernst & Young LLP
March 29, 2012	Chartered Accountants

Response Biomedical Corp.

CONSOLIDATED BALANCE SHEETS
[See Note 2 - Basis of Presentation and Going Concern Uncertainty]

(In Canadian dollars)
ASSETS	December 31, 2012 $	December 31, 2011 $
Current
Cash and cash equivalents	2,079,718	7,354,802
Trade receivables, net [note 6]	1,483,011	1,562,305
Other receivables	187,532	94,744
Inventories [note 7]	1,790,950	2,204,443
Prepaid expenses and other	211,127	280,968
Total current assets	5,752,338	11,497,262
Long-term prepaid expenses	92,951	61,400
Restricted deposits [note 10]	900,610	900,610
Property, Plant and Equipment [note 8]	7,601,882	8,433,994
Total assets	14,347,781	20,893,266

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities [notes 6 and 9]	1,897,180	3,527,288
Lease inducements - current portion [note 10]	172,528	168,939
Repayable leasehold improvement allowance - current portion [notes 6 and 10]	370,272	331,869
Deferred revenue - current portion	254,530	306,071
Warrant liability [notes 5, 6 and 11]	3,699,768	3,347,814
Total current liabilities	6,394,278	7,681,981

Lease inducements [note 10]	1,534,526	1,703,462
Repayable leasehold improvement allowance [notes 6 and 10]	6,082,203	6,452,476
Deferred revenue	15,956	79,624
Total liabilities	14,026,963	15,917,543
Commitments and contingencies [notes 14 and 16]
Shareholders' equity
Common shares [note 11]	99,288,578	99,276,253
Additional paid-in capital [note 11]	13,203,248	12,589,561
Deficit	(112,171,008)	(106,890,091)
Total shareholders' equity	320,818	4,975,723
Total liabilities and shareholders' equity	14,347,781	20,893,266

See accompanying notes

Response Biomedical Corp.

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(In Canadian dollars)

Years ended December 31,	2012 $	2011 $	2010 $
REVENUE
Product sales [note 15]	11,750,197	9,024,083	6,792,130
Cost of sales [notes 7, 8, 11 and 14]	7,503,888	6,968,832	7,097,538
Gross profit on product sales	4,246,309	2,055,251	(305,408)

Contract service fees and revenues from collaborative research arrangements [note 2]	-	449,386	320,878
	4,246,309	2,504,637	15,470
OPERATING EXPENSES [notes 8, 10, 11, 12, and 14]
Research and development	2,953,158	2,852,129	4,106,266
General and administrative	4,100,921	3,625,510	3,696,819
Sales and marketing	1,394,556	914,736	1,413,171
Total operating expenses	8,448,635	7,392,375	9,216,256

OTHER EXPENSES (INCOME)
Interest expense [note 10]	733,809	864,791	806,065
Interest income	(21,783)	(16,974)	(14,833)
Foreign exchange (gain) loss	2,286	(5,177)	89,893
Unrealized (gain) loss on revaluation of warrant liability [note 5]	364,279	(780,074)	-
Warrant issue costs	-	421,008	-
Total other expenses	1,078,591	483,574	881,125
Net loss and comprehensive loss for the year	(5,280,917)	(5,371,312)	(10,081,911)

Loss per common share - basic and diluted [note 11]	(0.82)	(2.72)	(6.46)

Weighted average number of common shares outstanding - basic and diluted [note 11]	6,437,158	1,972,171	1,560,704

See accompanying notes

Response Biomedical Corp.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Canadian dollars)

	Common Stock Issued and Outstanding		Additional paid in capital	Deficit	Total Shareholders' Equity
	# of shares [note 2]	$	$	$	$
Balance at December 31, 2010	1,947,478	96,945,332	12,627,522	(101,518,779)	8,054,075

Net loss	-	-	-	(5,371,312)	(5,371,312)
Rights offering, net of issue costs	4,506,395	2,330,921	-	-	2,330,921
Stock-based compensation expense	-	-	(37,961)	-	(37,961)
Balance at December 31, 2011	6,453,873	99,276,253	12,589,561	(106,890,091)	4,975,723

Net loss	-	-	-	(5,280,917)	(5,280,917)
Net shares issued upon exercise of warrants	1,333	12,325	-	-	12,325
Stock-based compensation expense	-	-	613,687	-	613,687
Balance at December 31, 2012	6,455,206	99,288,578	13,203,248	(112,171,008)	320,818

See accompanying notes

Response Biomedical Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Canadian dollars)

Years ended December 31,	2012	2011	2010
OPERATING ACTIVITIES	$	$	$
Net loss for the period	(5,280,917)	(5,371,312)	(10,081,911)
Add (deduct) items not involving cash:
Depreciation of property, plant and equipment	1,143,032	1,337,130	1,385,776
Amortization of deferred lease inducements	(165,347)	(168,937)	(168,939)
Restricted deposits	-	4,502	(4,019)
Stock-based compensation	613,687	(37,961)	640,431
Unrealized (gain) loss on revaluation of warrant liability	364,279	(780,074)
Warrant issuance costs		421,008
Changes in non-cash working capital:
Trade receivables	79,294	(343,635)	840,965
Other receivables	(92,788)	6,141	(54,889)
Inventories	413,493	836,312	(855,595)
Prepaid expenses and other	38,290	(79,115)	(23,766)
Accounts payable and accrued liabilities	(1,630,108)	1,853,823	99,460
Deferred revenue	(115,209)	(287,564)	(11,721)
Cash used in operating activities	(4,632,294)	(2,609,682)	(8,234,208)

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(310,920)	(105,985)	(91,561)
Cash used in investing activities	(310,920)	(105,985)	(91,561)

FINANCING ACTIVITIES
Repayment of repayable leasehold improvement allowance	(331,870)	(297,449)	(266,598)
Proceeds from issuance of common shares, net of share issue costs	-	2,330,921	7,849,013
Proceeds from issuance of warrants, net of warrant issue costs	-	3,706,880	-
Cash provided by (used in) financing activities	(331,870)	5,740,352	7,582,415

Increase (decrease) in cash during the period	(5,275,084)	3,024,685	(743,354)
Cash and cash equivalents, beginning of period	7,354,802	4,330,117	5,073,471
Cash and cash equivalents, end of period	2,079,718	7,354,802	4,330,117
Supplemental Disclosure
Interest Paid in cash	755,059	769,491	799,024

See accompanying notes

RESPONSE BIOMEDICAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

Response Biomedical Corp. (the “Company”) was incorporated on August 20, 1980 under the predecessor to the Business Corporations Act (British Columbia).  The Company’s wholly-owned US subsidiary, Response Point of Care Inc., was incorporated on November 9, 2012 in the State of Delaware.  The Company is engaged in the research, development, commercialization and distribution of diagnostic technologies for the medical point of care (POC) and on-site environmental testing markets. POC and on-site diagnostic tests (or assays) are simple, non-laboratory based tests performed using portable hand-held devices, compact desktop analyzers, single-use test cartridges and/or dipsticks.  Since 1996, the Company has developed and commercialized a proprietary diagnostic system called RAMP®.

The RAMP® System is a portable fluorescence immunoassay-based diagnostic technology that combines the performance of a clinical lab with the convenience of a dipstick test, establishing a new paradigm in diagnostic testing. Immunoassays are extremely sensitive and specific tests used to identify and measure small quantities of materials, such as proteins.  A large variety of biological molecules and inorganic materials can be targeted. Accordingly, the RAMP® technology is applicable to multiple distinct market segments and many products within those segments.  RAMP® tests are now commercially available for use in the early detection of heart attack, congestive heart failure, influenza A+B, the respiratory syncytial virus, environmental detection of West Nile Virus, and biodefense applications including the rapid on-site detection of anthrax, smallpox, ricin and botulinum toxin.

2. BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTY

These consolidated financial statements have been prepared by management in Canadian dollars in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business.  During the year ended December 31, 2012, the Company has incurred a net loss of $5,280,917 and negative cash flows from operations of $4,632,294 and, as of December 31, 2012, the Company had a negative working capital balance of $641,940. In addition, the Company has various operating lease and purchase commitments for inventory. Refer to note 14 for a description of these commitments. As a result, there exists substantial doubt about the Company’s ability to continue as a going concern.  Included in current liabilities is a warrant liability in the amount of $3,699,768 that is required to be measured at fair value and is presented as a current liability in accordance with ASC 815.  Each warrant may only be exercised on a net cashless exercise basis and no warrant may be exercised at a time when the exercise price equals or exceeds the current market price meaning the potential settlement of any warrant does not require any cash disbursement.  Without taking into account the warrant liability mentioned above, current assets exceed current liabilities by $3,057,828 Management has been able, thus far, to finance the operations through a series of equity financings. Management will continue, as appropriate, to seek other sources of financing on favorable terms. However, there are no assurances that any such financing can be obtained on favorable terms, if at all.  In view of these conditions, the ability of the Company to continue as a going concern is dependent upon its ability to obtain such financing and, ultimately, on achieving profitable operations.  The outcome of these matters cannot be predicted at this time.  The consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. Such adjustments could be material.

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

RESPONSE BIOMEDICAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Cash equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less, when acquired, to be cash equivalents.

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

Property, plant and equipment

Property, plant and equipment is recorded at cost and depreciated over the estimated useful lives using the straight-line method as follows:

Office and laboratory furniture and equipment (years)		5
Office and laboratory computer equipment (years)		3
Computer software (years)		2
Manufacturing equipment (years)	5	–	7
Manufacturing molds (years)		2
Leasehold improvements	Term of lease

RESPONSE BIOMEDICAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Contract service fees are recorded as revenue as the services are performed pursuant to the terms of the contract provided collectability is reasonably assured.  Upfront fees from collaborative research arrangements which are non-refundable, require the ongoing involvement of the Company and are directly linked to specific milestones are deferred and amortized into income as services are rendered. Upfront fees from collaborative research arrangements that are non-refundable, require the ongoing involvement of the Company and are not directly linked to specific milestones are deferred and amortized into income on a straight-line basis over the term of ongoing development.  Upfront fees from collaborative research arrangements that are refundable are deferred and recognized once the refundability period has lapsed.  The Company earned revenue from contract service fees from collaborative research arrangements with Roche Diagnostics, 3M Company, and the Foundation for Innovative New Diagnostics (FIND) for the fiscal years of 2012, 2011, and 2010.  The collaborative research arrangements with Roche Diagnostics were to develop a next generation Troponin assay and to develop a program, conduct clinical trials, and submit an application for the FDA waiver of the Clinical Laboratory Improvement Amendments (CLIA) requirements for the NT-proBNP assay.  Under the agreements with Roche Diagnostics, the Company was entitled to $1,392,060 for the Troponin development project and $590,444 for the NT-proBNP assay.  The collaborative research arrangement with 3M Company was to redevelop a Flu assay and under the collaborative arrangement, the Company was entitled to $113,000 U.S. Dollars.

RESPONSE BIOMEDICAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Restricted deposits

Restricted deposits consist of long-term deposits pledged as security as part of certain contractual obligations.  The interest earned on these deposits is recorded in interest income on the consolidated statements of loss.

Financial Instruments

The Company has classified restricted deposits as held-to-maturity.  Trade receivables and other receivables are classified as loans and receivables.  Accounts payable, accrued and other liabilities, warrant liability and the repayable leasehold improvement allowance are classified as other financial liabilities.

RESPONSE BIOMEDICAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. The Company has one operating segment which is dedicated to the manufacture and sale of RAMP® tests.  In note 15, the Company discloses information about Products and Services, Geographic Areas, and Major Customers.

RESPONSE BIOMEDICAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
As at December 31, 2012
	Level 1	Level 2	Level 3	Total
Liabilities	$	$	$	$
Warrant Liability	-	-	3,699,768	3,699,768

As at December 31, 2011
	Level 1	Level 2	Level 3	Total
Liabilities	$	$	$	$
Warrant Liability	-	-	3,347,814	3,347,814

As of December 31, 2012, the warrant liability is recorded at its fair value of $3,699,768. The Company reassesses the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, contractual term of the warrant, and risk-free interest rate. The computation of expected volatility was based on the historical volatility of the Company’s stock.  A small change in the estimates used in the Black-Scholes pricing model may have a relatively large change in the estimated valuation of the common stock warrants.

RESPONSE BIOMEDICAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in fair value of the Company’s total Level 3 financial liabilities for the year ended December 31, 2012:

	Balance at December 31, 2011	Unrealized loss	Exercise of Warrants	Balance at December 31, 2012
Warrant Liability	$3,347,814	$364,279	$(12,325)	$3,699,768

Quantitative information about unobservable inputs used in Level 3 fair value measurements is presented below:

	Valuation Technique	Unobservable Input	As at December 31, 2012	As at December 31, 2011
Warrant Liability	Option Model	Stock Price Volatility	128%	110%

A 5% increase or decrease in stock price volatility would cause an approximate corresponding $100,000 increase or decrease to the Warrant Liability ($110,000 – December 31, 2011).

6. FINANCIAL INSTRUMENTS

Credit Risk

Credit risk is the risk of a financial loss if a customer or counterparty to a financial instrument fails to meet its obligations under a contract.  The risk arises primarily from the Company’s receivables from customers.

The Company’s exposure to credit risk is dependent upon the characteristics of each customer.  The Company continually monitors the credit of its customers and requires orders to be prepaid by certain customers.

The Company is subject to concentration risk related to its accounts receivable. The Company defines concentration risk as customers whose outstanding receivable is 10% or greater than the total receivable balance or who represent 10% or greater of total revenue. At December 31, 2012, two customers represent 74% [2011 - three customers represent 82%] of the trade receivables balance and at December 31, 2012 one customer represents 63% of the trade receivables balance.  Refer to note 15 for a discussion of concentration risk on the Company’s revenues.

The Company reviews the collectability of its accounts receivable on a regular basis and establishes an allowance for doubtful accounts based on its best estimates of any potentially uncollectible accounts.  As at December 31, 2012, the balance of the Company’s allowance for doubtful accounts was $6,040 [2011 – $nil]. The amount written off during the year ended December 31, 2012 was $nil [2011 - $65,964 and 2010 - $nil].

Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they are due.  The Company continuously monitors actual and forecasted cash flows to ensure there is sufficient working capital to satisfy its operating requirements.  Refer to note 2 for a discussion of the Company’s liquidity plans.

RESPONSE BIOMEDICAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to their respective terms, accounts payables, accrued liabilities, and the repayable leasehold improvement allowance are aged as follows:

	2013	2014	2015	2016	2017	Thereafter
	$	$	$	$	$	$
Accounts payable and accrued liabilities	1,897,180	-	-	-	-	-
Repayable leasehold improvement allowance	370,272	413,120	460,926	514,263	573,773	4,120,121

	2,267,452	413,120	460,926	514,263	573,773	4,120,121

7. INVENTORIES
	2012	2011
	$	$
Raw materials	683,746	740,288
Work in progress	380,812	524,862
Finished goods	726,392	939,293
Total inventories	1,790,950	2,204,443

The carrying value of inventory as at December 31, 2012 includes a provision for lower of cost and market value on the Company’s reader inventory in the amount $81,147 [December 31, 2011 – $102,453].  The carrying value of inventory as at December 31, 2011 included a provision against inventory held offsite that remained unsold in the amount of $179,176 whereas there is no such inventory held offsite as at December 31, 2012.  The carrying value of inventory as at December 31, 2012 also includes a provision for obsolescence in the amount of $58,827 [December 31, 2011 - $31,515].  For the year ended December 31, 2012, inventory write-downs and obsolescence charges were $216,726 [2011 - $411,708; 2010 - $824,536].

RESPONSE BIOMEDICAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8.  PROPERTY, PLANT AND EQUIPMENT
	Cost	Accumulated amortization	Net book value
	$	$	$

December 31, 2012
Office furniture and equipment	957,451	902,981	54,470
Office computer equipment	332,696	286,743	45,953
Laboratory furniture and equipment	584,901	562,018	22,883
Laboratory computer equipment	467,907	455,484	12,423
Computer software	70,268	52,198	18,070
Manufacturing equipment	2,416,522	1,594,880	821,642
Manufacturing molds	602,854	602,784	70
Leasehold improvements	9,769,668	3,143,297	6,626,371
	15,202,267	7,600,385	7,601,882

December 31, 2011
Office furniture and equipment	955,451	715,749	239,702
Office computer equipment	282,803	262,874	19,929
Laboratory furniture and equipment	569,901	537,225	32,676
Laboratory computer equipment	467,907	437,801	30,106
Computer software	409,705	405,635	4,070
Manufacturing equipment	2,196,268	1,372,988	823,280
Manufacturing molds	602,854	601,944	910
Leasehold improvements	9,769,668	2,486,347	7,283,321
	15,254,557	6,820,563	8,433,994

The following table shows depreciation expense allocated by type of cost:

Years ended December 31,	2012	2011	2010
Cost of sales	675,862	804,818	860,858
Research and development	306,812	339,080	318,434
General and administrative	91,143	125,147	103,650
Sales and marketing	69,215	68,085	102,834
Total depreciation expense	1,143,032	1,337,130	1,385,776

As at December 31, 2012, $164,169 [2011 - $170,240] of manufacturing equipment was in the validation phase and not ready for use and therefore has not been depreciated.

RESPONSE BIOMEDICAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities comprise:

	2012	2011
	$	$
Trade accounts payable	521,197	1,340,318
Employee related accounts payable and accrued liabilities	683,679	871,345
Royalties	166,073	489,593
Other accrued liabilities	526,231	826,032
Total accounts payable and accrued liabilities	1,897,180	3,527,288

10. LEASE INDUCEMENTS

Lease agreements entered into by the Company for its offices provides for lease inducements to be provided by the landlord to the Company which are summarized as follows:
	2012	2011
	$	$
Current Portion
Rent-free inducement [i]	57,867	54,278
Non-repayable leasehold improvement allowance [ii]	114,661	114,661
	172,528	168,939
Repayable leasehold improvement allowance [iii]	370,272	331,869
Total Current Portion	542,800	500,808

Long-Term Portion
Rent-free inducement [i]	493,022	547,299
Non-repayable leasehold improvement allowance [ii]	1,041,504	1,156,163
	1,534,526	1,703,462
Repayable leasehold improvement allowance [iii]	6,082,203	6,452,476
Total Long-Term Portion	7,616,729	8,155,938

Total lease inducements	8,159,529	8,656,746

The lease inducements disclosed on the consolidated balance sheets as a result of these benefits is comprised of the following:

[i]           In 2007, the Company entered into a long-term facility lease agreement that included an eight and one half month rent-free period from May 17, 2007 to February 1, 2008.  The lease inducement benefit arising from the rent-free period is being amortized on a straight-line basis over the term of the operating lease as a reduction to rental expense Amortization expense for the year ended December 31, 2012 amounted to $54,277 [2011 - $54,278; 2010 - $54,278].

[ii]           The Company received a non-repayable allowance for an amount of $1.7 million for expenditures related to general upgrades to the facility.  The lease inducement benefit arising from the non-repayable leasehold improvement allowance is being amortized on a straight-line basis over the balance of the term of the lease beginning April 1, 2008 as a reduction to rental expense.  Amortization expense for the year ended December 31, 2012 amounted to $114, 659 [2011 - $114,661; 2010 - $114,661].

RESPONSE BIOMEDICAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

[iii]           The Company received a repayable leasehold improvement for an amount of $7.8 million used for additional improvements to the facility.  This lease inducement is being repaid over the term of the operating lease commencing February 1, 2008 at approximately $88,500 per month including interest calculated at an interest rate negotiated between the Company and the landlord.  Principal repayments for the year ended December 31, 2012 amounted to $331,870 [2011 - $297,449; 2010 - $266,598], respectively. Interest payments for the year ended December 31, 2012 amounted to $729,877 [2011 - $764,297; 2010 - $795,148].

To secure the lease, the Company is maintaining a security deposit with the landlord in the form of an irrevocable letter of credit in the amount of $870,610 collateralized by a term deposit with a market value of $870,610 that is presented as part of restricted deposits in the long-term asset section of the balance sheets.

11. SHARE CAPITAL AND ADDITIONAL PAID-IN CAPITAL

[a]           Authorized - Unlimited common shares without par value.

[b]           Issued

The Company’s issued and outstanding common shares were consolidated on the basis of every twenty (20) common shares being consolidated into one (1) common share during the year.  Refer to note 2 for discussion of the effect of this stock consolidation.

The Company closed a shareholder rights offering on December 29, 2011 consisting of 4,506,395 units, with each unit consisting of one common share and one common share purchase unit at a price of $1.492 per share for total gross proceeds of $6,723,542.

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

The net proceeds of the rights offering were $6,037,801 after deducting issue costs of $685,739. Of these net proceeds, $2,330,921 was allocated to common shares and $3,706,880 was allocated to the warrants. Further, of this amount allocated to the warrants, $4,127,888 was recorded as warrant liability and $421,008 of issue costs allocated to the warrants was expensed to warrant issue costs on the consolidated statement of loss.

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

RESPONSE BIOMEDICAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At the Annual General Meeting held June 19, 2012, the Company’s shareholders’ approved an increase to the Company’s authorized shares under its 2008 stock option plan from 85,000 to 1,210,000.

Of the 1,210,000 stock options authorized for grant under the 2008 Plan, 200,539 stock options are available for grant as of December 31, 2012.

The following assumptions were used to estimate the fair value of options granted during the years ended December 31, 2012, 2011, and 2010 using a Black-Scholes option-pricing model.

Year ended December 31,	2012	2011	2010
Risk-free interest rates	1.68%	2.10%	1.61%
Expected dividend yield	0%	0%	0%
Expected life (in years)	5.95	3.45	3.48
Expected volatility	113	99%	175%
Fair value per stock option	$1.57	$5.00	$7.60

The expected volatility reflects the assumption that the historical volatility of common stock of the Company over a period similar to the life of the options is indicative of future trends. The Company estimates the risk-free interest rate using the Bank of Canada bond yield with a remaining term equal to the expected life of the option. The Company uses the simplified method for estimating the stock option term for stock option grants during the year ended December 31, 2012 as the Company has determined that the stock options are “plain vanilla” and historical share option exercises do not apply as the vesting term and contractual lives have significantly changed from those stock options exercised previously.

The weighted average fair value of stock options granted during the year ended December 31, 2012 was $1.57 per share (December 31, 2011—$5.00 and December 31, 2010—$7.60).

The total fair value of options vested during the fiscal 2012, 2011, and 2010 years was $355,467, $149,000, and $1,150,000 respectively.

Total aggregate intrinsic value represents the pre-tax intrinsic value, based on the Company’s closing stock price as of December 31, 2012, that would have been received by the option holders had all option holders exercised their stock options as of that date.  The intrinsic value of the options outstanding as at December 31, 2012, 2011, 2010 was $1,700, nil, and nil respectively.  Total intrinsic value of stock options exercised during fiscal 2012, 2011 and 2010 was nil, nil and $95, respectively. Cash proceeds from stock options exercised during fiscal 2012, 2011 and 2010 were nil, nil, and $324 respectively.

RESPONSE BIOMEDICAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2012, the following stock options were outstanding:

Range of exercise price			Number of shares under option	Weighted average remaining contractual life	Weighted average exercise price	Number of options currently exercisable	Weighted average exercise price
$			#	(years)	$	#	$
1.02			34,010	9.94	1.02	-	-
1.30			59,300	9.67	1.30	-	-
1.60			424,500	9.62	1.60	-	-
2.20			466,141	9.26	2.20	166,666	2.20
6.80	-	8.20	2,292	3.08	7.80	472	4.86
23.00	-	24.00	2,284	1.55	23.38	1,572	23.55
138.00	-	146.00	537	0.26	139.12	537	139.12
1.02	-	146.00	989,064	9.42	1.98	169,247	2.84

The options expire at various dates from April 2, 2013 to December 6, 2022.

Stock option transactions and the number of stock options outstanding are summarized as follows:

	Number of optioned common shares	Weighted average exercise price
	#	$
Balance, December 31, 2010	42,670	105.60
Options granted	780	6.80
Options forfeited	(24,887)	112.20
Options expired	(9,365)	115.60
Balance at December 31, 2011	9,198	68.00
Options granted	1,036,041	1.86
Options forfeited	(52,895)	2.36
Options expired	(3,280)	142.77
Balance, December 31, 2012	989,064	1.98

The number of exercisable stock options as at December 31, 2012 was 169,247 with a weighted average exercise price of $2.16.

[d] Stock-based compensation

RESPONSE BIOMEDICAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table shows stock-based compensation allocated by type of cost:

Year ended December 31,	2012	2011*	2010
	$	$	$
Cost of sales	26,718	37,906	45,636
Research and development	47,906	50,039	109,943
General and administrative	527,788	(147,054)	39,233
Sales and marketing	11,275	21,148	445,619
Total stock-based compensation	613,687	(37,961)	640,431

* The recovery in 2011 is due to the reversal of stock based compensation expense upon stock options that were forfeited by the Company’s employees.

As of December 31, 2012, the total unrecognized compensation expense related to stock options granted amounts to $953,442, which is expected to be recognized over a weighted average service period of 3.06 years.

[e] Common share purchase warrants

At December 31, 2012, there were 89,976,289 warrants outstanding to purchase shares of common stock, expiring December, 2016. As discussed in note 2, each warrant entitles the holder thereof to purchase 1/20th of a common share of the Company at a price of $1.492 per whole common share.

Common share purchase warrant transactions are summarized as follows:
	Number of warrants	Weighted average exercise price
	#	$
Balance, December 31, 2010	6,020,322	2.3600
Warrants expired	(6,020,322)	(2.3600)
Warrants issued	90,127,904	0.0746
Balance, December 31, 2011	90,127,904	0.0746
Exercise of warrants	(151,615)	0.0746
Balance, December 31, 2012	89,976,289	0.0746

The estimated fair value of warrants issued is reassessed at each balance sheet date using the Black-Scholes option pricing model. The following assumptions were used to value the warrants on the following balance sheet dates:

As at December 31,	2012	2011
Risk-free interest rates	1.33%	1.18%
Expected dividend yield	0%	0%
Expected life (in years)	4	5
Expected volatility	128%	110%
Fair value of warrant	$0.0411	$0.0371

RESPONSE BIOMEDICAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

[f]           Earnings per common share

89,976,289 warrants and 989,064 stock options have been excluded from the computation of diluted earnings per share for the year ended December 31, 2012 as the Company has incurred a net loss for the year.

12. RELATED PARTY TRANSACTIONS

[a] The Company incurred consulting fees to a director of $174,368 for the year ended December 31, 2012 [2011 – 127,123; 2010 – nil].  These amounts have been paid during the year and no amount is accounts payable and accrued liabilities as at December 31, 2012 [2011 – $127,123].  These consulting fees are included in general and administrative expenses in the consolidated statement of loss.

[b] On December 29, 2011, the Company completed a rights offering of which affiliates of OrbiMed Advisors LLC (“OrbiMed”) participated by purchasing a total of 3.35 million shares for $5 million.  After giving effect to this transaction, the Company became a controlled affiliate of OrbiMed.

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

[c] The Company retained a law firm in which a corporate partner was a non-management member of the Board of Directors until May 3, 2010.  The Company incurred legal expenses from this law firm in the amount of $15,797 for the year ended December 31, 2010.  For the years ended December 31, 2012 and 2011, the Company did not incur any such expenses.  These legal costs are recorded in general and administrative expenses in the consolidated statement of loss.

All related party transactions are recorded at their exchange amounts, established and agreed between the related parties.

RESPONSE BIOMEDICAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13.  INCOME TAXES

At December 31, 2012 the Company had approximately $58,112,000 [2011 - $53,761,000] of non-capital loss carry forwards, approximately $2,667,000 [2011 - $2,667,000] of federal investment tax credits and approximately $772,000 [2011 - $901,000] of provincial investment tax credits available to reduce taxable income and taxes payable for future years. These losses and investment tax credits expire as follows:

Year of Expiry	Provincial investment tax credit	Federal investment tax credits	Non-capital loss carryforwards
2013	93,000	-	-
2014	20,000	-	4,101,000
2015	58,000	-	6,880,000
2016	142,000	-	-
2017	205,000	-	-
2018	198,000	-	-
2019	56,000	227,000	-
2020	-	430,000	-
2021	-	384,000	-
2022	-	233,000	-
2023	-	168,000	-
2024	-	36,000	-
2025	-	105,000	-
2026	-	256,000	7,669,000
2027	-	370,000	8,560,000
2028	-	357,000	4,107,000
2029	-	101,000	7,217,000
2030	-	-	9,266,000
2031	-	-	5,984,000
2032	-	-	4,328,000
Total	772,000	2,667,000	58,112,000

In addition, the Company has unclaimed tax deductions of approximately $11,639,035 [2011 - $11,639,035] related to scientific research and experimental development expenditures available to carry forward indefinitely to reduce taxable income of future years and other deductible temporary differences of approximately $17,848,657 [2011 - $17,894,237].

RESPONSE BIOMEDICAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the Company’s deferred tax assets are shown below:
	2012	2011
	$	$
Future Tax Assets:
Book amortization in excess of tax capital cost allowance	2,048,000	1,762,000
Non-capital loss carry forwards	14,528,000	13,440,000
Research and development deductions and credits	5,684,000	5,814,000
Share issue costs	218,000	363,000
Unearned revenue	68,000	95,000
Free rent liability	138,000	150,000
Non-repayable lease inducements	289,000	318,000
Repayable lease inducements	1,613,000	1,696,000
Other	89,000	89,000
Total future tax assets	24,675,000	23,727,000
Valuation allowance	(24,675,000)	(23,727,000)
Net future tax assets	-	-

The potential income tax benefits relating to these deferred tax assets have not been recognized in the consolidated financial statements as their realization does not meet the requirements of “more likely than not” under the liability method of tax accounting.  Accordingly, a valuation allowance has been recorded and no deferred tax assets have been recognized as at December 31, 2012 and 2011.

The reconciliation of income tax attributable to operations computed at the statutory tax rate to income tax expense (recovery), using a 25.0% [2011 – 26.5%; 2010 – 28.5%] statutory tax rate is as follows:
	2012	2011	2010
	$	$	$

Income taxes (recovery) at statutory rates	(1,318,000)	(1,423,000)	(2,698,000)
Expenses not deductible for tax purposes	247,000	(205,000)	189,000
Non-capital losses for which no benefit has been recognized	1,082,000	1,580,000	2,454,000
Other temporary differences for which no benefit has been recognized	(11,000)	48,000	55,000
Total income tax expense (recovery)	-	-	-

The reconciliation of the unrecognized tax benefits of uncertain tax positions is as follows:
$

Balance at December 31, 2010	-
Balance at December 31, 2011	43,500
Additions based on tax positions related to the current year	-
Balance at December 31, 2012	43,500

As of December 31, 2012, unrecognized benefits of approximately $43,500, if recognized, would affect the Company’s effective tax rate, and would reduce the Company’s deferred tax assets.  Interest and penalties related to the unrecognized tax benefits that are accrued in the Company’s balance sheets as at December 31, 2012 were $23,500.

RESPONSE BIOMEDICAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company is subject to taxes in Canada.  The tax years which remain subject to examination as of December 31, 2012 for Canada include 2006 to 2012.

14. COMMITMENTS

[a]           License agreements

[i]           The Company entered into a non-exclusive license agreement, effective July 2005, as amended June 2008, to use and sublicense certain technology (“Technology”) for one of the Company’s cardiac tests.  In consideration for these rights, the Company paid a non-refundable license issuance fee of $2,000,000 in the first two years after execution of the agreement and is required to pay quarterly royalties on the sale of products that incorporate the Technology.  For the year ended December 31, 2012, the Company incurred an expense of $634,073 [2011 - $450,222; 2010 - $272,840] for royalties.

[ii]           The company entered into a non-exclusive license and supply agreement, effective June 30, 2009 to purchase certain proprietary materials and use related intellectual property to manufacture, sell and have sold lateral flow immunoassay products.  In consideration for these rights, the Company is to pay a non-refundable, non-creditable license fee, of USD$85,000 in 17 equal quarterly payments of USD$5,000 commencing December 31, 2009.  For the year ended December 31, 2012, the Company incurred an expense of $19,908 [2011 - $19,755; 2010 - $25,344] for license fees.  In addition, the Company is required to make minimum annual purchases of material under this agreement that are summarized as follows:

$
2013	338,023
2014	182,852
2015	191,995
2016	—
2017	—
Thereafter	—
Total	712,870

All royalty and license fees incurred are included in cost of sales.

[b]           Supply agreement

The Company entered into a supply agreement, effective September 2003 for certain reagents for the Company’s RAMP® West Nile Virus Test.  In addition to paying for the reagent purchased, the Company is required to pay the supplier semi-annual royalties equal to 10% of net revenue generated from the sale of the Company’s RAMP® West Nile Virus Test.  The initial term of the agreement was three years from the effective date and is automatically renewed for successive periods of one year until either party terminates the agreement.  For the year ended December 31, 2012, the Company incurred an expense of $41,609 [2011 - $45,163; 2010 - $28,640] for royalties to the supplier.  These royalties are included in cost of sales.

[c]           Lease agreements

[i]           The Company entered into a long-term agreement to lease a single tenant 46,000 square foot facility to house all of the Company’s operations beginning March 2008.  Rent is payable from February 1, 2008 to January 31, 2023.  The Company is required to pay the landlord total gross monthly payments of approximately $170,000, which is comprised of base rent, administrative and management fees, estimated property taxes and repayments of the repayable leasehold improvement allowance [note 10[iii]].

 [ii]           The Company entered into a lease agreement for office space for its Representative Office in China.  Rent is payable from November 18, 2012 to September 17, 2014.  The Company is required to pay the landlord total gross monthly payments of approximately $5,000, which is comprised of base rent and management fees.

RESPONSE BIOMEDICAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

 [ii]           The Company has entered into operating leases for administrative equipment.

 [iii]           The minimum annual cost of lease commitments is estimated as follows:

	Premise	Equipment	Total
December 31,	$	$	$
2013	2,091,410	20,261	2,111,671
2014	2,100,129	20,261	2,120,390
2015	2,085,310	18,738	2,104,048
2016	2,112,509	10,088	2,122,597
2017	2,140,485	1,079	2,141,564
Thereafter	11,342,427	-	11,342,427
Total	21,872,270	70,427	21,942,697

For the year ended December 31, 2012 $779,262  [2011 - $744,931; 2010 - $720,049] was incurred for expenses related to base rent, administrative and management fees and estimated property taxes offset by amortization of both the rent-free inducement [note 10[i]] and non-repayable leasehold improvement allowance [note 10[ii]].  These expenses are allocated to cost of sales, research and development, general and administrative, and sales and marketing expenses.

[d] Purchase Commitments

As at December 31, 2012, the Company has outstanding purchase commitments of $622,085 to purchase inventory in addition to those discussed in note 14[a][ii].  In addition, the Company has certain commitments to purchase on hand inventory with suppliers in the event of termination of various supply agreements.  These commitments are not fixed and are dependent on the level of inventory at the time of termination.

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

15. SEGMENTED INFORMATION

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

RESPONSE BIOMEDICAL CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Customers that represent a concentration risk are those whose outstanding receivable is 10% or greater than the total balance or those customers who represent 10% or greater of our total revenue. Refer to note 5 for a discussion of concentration risk in relation to outstanding receivables.  For the year ended December 31, 2012, $7,737,974 (66%) in product sales was generated from two customers of whom one customer represents $5,642,671 (48%) [2011 - $4,989,807 (55%) from two customers; 2010 - $4,314,852 (64%) from two customers].

Product sales by customer location were as follows:

Years ended December 31,	2012	2011	2010
	$	$	$
China	7,748,243	5,281,063	3,576,935
United States	1,124,290	1,551,444	1,003,297
Asia (excluding China)	823,989	794,667	844,633
Europe	1,080,805	654,649	812,328
Canada	29,955	59,148	52,872
Other	942,915	683,112	502,065
Total product sales	11,750,197	9,024,083	6,792,130

Product sales by type of product were as follows:

Years ended December 31,	2012	2011	2010
	$	$	$
Cardiovascular	10,797,968	7,295,501	5,969,672
Infectious Diseases	173,422	587,040	67,472
Biodefense products	316,857	659,462	444,896
West Nile Virus (Environmental)	461,950	482,080	310,090
Total product sales	11,750,197	9,024,083	6,792,130

16. CONTINGENCIES

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

17. COMPARATIVE INFORMATION

Certain comparative figures in the notes to the financial statements have been reclassified from the amounts previously reported to conform to the presentation in the current year.

ITEM 9.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements on any matters of accounting principles or financial statement disclosure between us and our independent registered public accountants.

ITEM 9A.         Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this 2012 Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2012 at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed by management, under the supervision of our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.         Other Information.

None
PART III

ITEM 10.         Directors, Executive Officers and Corporate Governance.

Directors

Under our articles of incorporation, the size of our board of directors is to be set from time to time by ordinary resolution of our shareholders.  Our board of directors currently consists of eight members.  Each of our directors is elected for a term of one year to serve until his successor is duly elected and qualified or until his earlier death, resignation or removal.

Name	Age	Position
Anthony F. Holler, M.D.	61	Director
Joseph D. Keegan, Ph.D.	59	Director
Jeffrey L. Purvin.	61	Director and Chief Executive Officer
Clinton H. Severson	64	Director
Lewis J. Shuster	57	Director
Peter A. Thompson, M.D.	53	Chairman of the Board
David G. Wang, M.D.	51	Director
Jonathan J. Wang.	45	Director

Anthony F. Holler, M.D., British Columbia, Canada

Dr. Anthony F. Holler joined Response Biomedical Corp.’s Board as a Director in March 2006, and is Chair of the Compensation Committee, is a member of the Corporate Governance Committee and is a member of the Audit Committee since April 2012.  He was one of the original founders of ID Biomedical Corporation, and has served as its Director since 1991 and served as CEO from 1999 until 2006 when the Company was acquired by GlaxoSmithKline.  Dr. Holler has been the Non-Executive Chairman of CRH Medical Corporation (Formerly Medsurge Medical Products Corp.) since December 2005 and also the Chairman of Trevali Mining Corporation since October 2010.    He was been a Director of Neptune Technologies & BioResources, Inc. from July 2011until June 2012.  Dr. Holler served as Non-Executive Chairman of Corriente Resources Inc. from until June 2010 when the Company was acquired by CRCC-Tongguan Investment (Canada) Co., Ltd. and its Director from September 2003.  Dr. Holler served as an Emergency physician at University Hospital at the University of British Columbia from 1981 until 1993.  He received a Bachelor of Science in 1975 and a Medical Degree in 1979 from the University of British Columbia. Dr. Holler’s medical and business background gives him a perspective that is helpful to the Board for understanding the Company’s product markets.

Joseph D. Keegan, Ph.D., California, United States

Dr. Joseph D. Keegan joined Response Biomedical Corp.’s Board as a Director and Member of the Compensation Committee in June 2011.  Dr. Keegan has more than 30 years of experience in life science businesses.  From 2007 to 2012, Dr. Keegan served as CEO at ForteBio, Inc where he led the Series C financing which raised $25M, established product development and sales strategies that resulted in 2007-11 compounded annual revenue growth of 45%, and exited the company through its sale to Pall Corporation at $159M, including ForteBio cash.  During his 9 year tenure at Molecular Devices Corporation, Dr. Keegan grew the company’s revenues from $30M to $200M through internal growth and acquisitions.  In early 2007, he oversaw its acquisition by MDS for $615M.  Dr. Keegan joined MDC from Becton Dickinson and Company where he served as President of Worldwide Tissue Culture and Vice President, General Manager of Worldwide Flow Cytometry.  Prior to Becton Dickinson, Dr. Keegan was Vice President of the Microscopy and Scientific Instruments Division of Leica, Inc.  He currently serves on the Board of Directors of ALDA as Chairman, Labcyte Corporation as Chairman, Seahorse Bioscience Inc. since 2007, Stereotaxis, Inc. since 2011 (Nasdaq: STXS) and the San Francisco Opera.  Dr. Keegan holds a B.A. in Chemistry from Boston University and a Ph.D. in Physical Chemistry from Stanford University.  Dr. Keegan brings to the Board a long history of experience in the field of biotechnology and business strategy.

Jeffrey L. Purvin, British Columbia, Canada

Mr. Jeffrey L. Purvin has over 30 years of experience marketing both consumer and medical products. Prior to joining Response Biomedical, he was the Chairman and CEO of Calibra Medical, Inc. since July 2006. At Calibra, he and his team developed and gained FDA clearance for a unique, all-mechanical, wearable insulin delivery device. Johnson & Johnson acquired Calibra Medical in 2012. Prior to Calibra, Mr. Purvin was Chairman and CEO of Metrika, Inc. where he and his team developed a handheld, point-of-care, finger stick-based, HbA1c test which the company sold to both physicians and consumers, worldwide. Bayer acquired Metrika in 2006. Prior to Metrika, Mr. Purvin was President of the Interventional Products Division of Datascope Corporation (a NASDAQ-traded, public company since acquired by Maquet). At Datascope, Mr. Purvin marketed a large line of interventional cardiology and radiology devices to hospitals, worldwide. Before joining Datascope, Mr. Purvin was Vice President, General Manager, in GlaxoSmithKline's $4B Consumer Healthcare division where he marketed scores of well-known, highly advertised consumer packaged goods. Mr. Purvin started his career at Bristol-Myers Squibb, where he marketed both pharmaceuticals and consumer products. Mr. Purvin is a member of the Board of Directors at Cardica, Inc. which markets a unique coronary bypass anastomosis connection device to cardiothoracic surgeons, worldwide, and a unique, new, multi-staple-firing surgical stapler line in the EU. Mr. Purvin is the Executive Chairman of the University of Fashion, a fashion education video business founded by fashion designer, Francesca Sterlacci, since May 2008. Mr. Purvin earned his B.A. from Brown University and his M.B.A from The Wharton School, University of Pennsylvania.  Mr. Purvin brings to the Board over 15 years of experience in the business as the head of multiple companies with financial and marketing challenges, in turning them around and, in most cases, attracting acquisitions offers which produced profits for investors.

Clinton H. Severson, California, United States

Mr. Clinton H. Severson joined Response Biomedical Corp.’s Board as a Director and Member of the Audit Committee in June 2011.  Mr. Severson has been President and Chief Executive Officer of Abaxis Inc. since June 1996.  From February 1989 to May 1996, Mr. Severson served as President and CEO of MAST Immunosystems, Inc. Mr. Severson began his career at Syva from 1978 to 1984, and then moved to 3M Diagnostic Systems from 1984 to 1989.  He has been Chairman of the Board of Abaxis Inc. since May 1998 and a Director since June 1996.  Mr. Severson has been Non-Executive Director of Trinity Biotech plc since November 2008, a Director of CytoCore, Inc. from November 2006 through February 2012, a Director of IntelliDx, Inc. and as a Director of LXN Corporation since October 2000.  Mr. Severson received his Bachelors of Business Administration from Minot State University in 1973.  Mr. Severson’s years of experience in the life sciences industry are very valuable to the Company as it works to execute its business strategy.

Lewis J. Shuster, California, United States

Mr. Lewis J. Shuster joined Response Biomedical Corp.’s Board as a Director and Audit Committee Chairman in June 2011.  Currently, he is the Chief Executive Officer of Shuster Capital.  From 2003 to 2007, he served as CEO of Kemia Inc., a drug discovery and development company and had previously held executive positions with Invitrogen, including Chief Operating Officer.  From 1994 through to 1999, while at Pharmacopeia, Inc. Mr. Shuster served as the firm’s Chief Financial Officer and later as COO of Pharmacopeia Labs.  Mr. Shuster also served as EVP, Finance and Operations at Human Genome Sciences from 1992 to 1994.  Prior to this he served as EVP and then CEO of Microbiological Associates, where he led a successful turnaround of a failing LBO and built a profitable GLP biological testing service business today known as BioReliance from 1986 until 1992.  Before joining Microbiological Associates, he held positions with MDL Ltd. and the Boston Consulting Group.  He presently serves as Board Member and Audit Committee Chairman for Complete Genomics, Inc. (NASDAQ:  GNOM), PRACS Institute, and MSN Healthcare.  Mr. Shuster also serves as Board Member of ADVENTRX Inc. (NASDAQ:  ANX). Mr. Shuster earned an M.B.A. from Stanford University and a B.A. from Swarthmore College.  Mr. Shuster’s experience as a chief executive officer, chief financial officer, and Board Audit Committee chairman brings to the Board perspective regarding financial and accounting issues.

Peter A. Thompson, M.D., Washington, United States

Dr. Peter A. Thompson joined Response Biomedical Corp.’s Board as a Director and Member of the Compensation Committee in June 2010.  He was appointed to the offices Executive Chairman and Chief Executive Officer on August 9, 2011.  He served as interim CEO until April 2012. Dr. Thompson is a proven biotechnology executive and entrepreneur with over 20 years of experience in the industry.  He co-founded Trubion Pharmaceuticals, and served as Chief Executive Officer and Chairman from its inception through its successful IPO on NASDAQ and as a public company until his retirement in 2009.  Dr. Thompson is the former Vice President & General Manager of Chiron Informatics at Chiron Corporation and held various executive positions in Becton Dickinson, including Vice President, Research and Technology Department of BD Bioscience, prior to joining Chiron.  Dr. Thompson is a co-founder of iMetrikus, a clinical decision support company, where he served as CEO and Chairman.  He is a Venture Partner at OrbiMed Advisors and the founder and Managing Director of Strategicon Partners, an investment and management services company.  He serves as a Director on the Boards of Anthera Pharmaceuticals since 2011 (NASDAQ: ANTH), Methylgene since 2011 (TSX: MYG), Cleave Biosciences since 2010 (Co-Founder), Principia Biosciences since 2010 and CoDa Therapeutics since 2007.  Dr. Thompson is an Ernst & Young Entrepreneur of the Year awardee, an inventor on numerous patents, a board-certified internist and oncologist, and was on staff at the National Cancer Institute following his internal medicine training at Yale University. As an experienced biotechnology entrepreneur, Dr. Thompson is specially qualified to serve on the Board because of his detailed knowledge of our operations and markets.

David G. Wang, M.D., Shanghai, China

Dr. David G. Wang joined Response Biomedical Corp.’s Board as a Director and Member of the Compensation Committee and Audit Committee in October 2011.  Dr. Wang currently works at OrbiMed as Senior Managing Director for Asia, where he has worked from August, 2011.  Previously, from April, 2005 to July, 2011 he worked as Managing Director at WI Harper Group, responsible for healthcare investment in China.  He also served as Head of Business Development at Siemens Medical Solutions, where he directed corporate strategy and new businesses in molecular diagnostics and diagnostic imaging.  Dr. Wang was co-founder and Executive Vice President at First Genetic Trust, a personalized medicine company.  During his tenure at Bristol-Myers Squibb he was Chairman of The SNP Consortium Management Committee, responsible for strategy and leadership.  The SNP Consortium is the first group of its kind, formed by the pharmaceutical and technology industries as well as academia and charities to support the development of personalized medicine.  He currently serves on the Board of Directors of Edan Instruments, a provider of medical electronic devices, where he also serves on both the audit committee and strategic committee. Dr. Wang received his M.D. from Peking University Medical School and his doctorate in Developmental Biology from California Institute of Technology. Dr. Wang’s extensive medical and international experience makes him a valuable addition to the Board.

Dr. Jonathan J. Wang, Shanghai, China

Dr. Jonathan J. Wang is a Senior Managing Director for Asia at OrbiMed. He has co-founded OrbiMed Asia and is a general partner at its venture capital fund. Previously, he was a partner at Legend Capital and General Manager at Burrill Greater China Group. He also worked for WI Harper Group and Walden International, two pioneers in the Asia-related VC industry. At WI Harper, Dr. Wang was a Managing Director, overseeing the firm's life sciences activities worldwide. Dr. Wang was a Board Director at ForteBio, Inc. from September 2008 to October 2011, (acquired by Pall Corporation) and was a co-founder and Director at Bridge Laboratories (acquired by Pharmaron Holdings Limited). Dr. Wang is a Director at EA, Inc. since March 2010 (formerly Chairman), Response Biomedical Corp., (TSX: RBM), and Bonovo Orthopedics, Inc. since October 2010.  He is a co-founder and former Chairman of the BayHelix Group, a premier organization of Chinese life sciences business leaders. He holds a Ph.D. in Molecular Neurobiology from Columbia University where he obtained scientific training under the supervision of Dr. Eric Kandel, a Nobel Laureate. Dr. Wang also earned an M.B.A. from Stanford University. Dr. Wang’s background gives him a perspective that is helpful to the Board for understanding the Company’s product market in China.

Executive Officers

The following table sets forth the name and position of each of the persons who were serving as our named executive officers as of December 31, 2012.

Name	Age	Position
Jeffrey L. Purvin.	61	Chief Executive Officer
William J. Adams	51	Chief Financial Officer
Timothy P. Shannon	49	Senior Vice President Worldwide Sales & Marketing
Barbara Kinnaird Steen, Ph.D.	46	Vice President
Patricia Massitti	52	Vice President, Admin & Corporate Communications
Anastasios Tsonis	33	Corporate Controller

Jeffrey L. Purvin, Chief Executive Officer

A biography for Mr. Jeffrey L. Purvin can be found in the section entitled “Directors” above.

William J. Adams, CA, Chief Financial Officer

Mr. William J. Adams is a Chartered Accountant with over 20 years of strategic financial management experience in both public and private companies.   He was Chief Financial Officer of CellFor Inc., a privately held forestry biotechnology company that manufactures tree seedlings for international markets from August 2008 to August 2012.  Prior to his position at CellFor, Mr. Adams was the Chief Financial Officer of a privately held bio-pharmaceutical company, Patos Therapeutics Inc. from January 2007 to August 2008. Prior to his tenure at Patos, he was Chief Financial Officer with the publicly listed bio-pharmaceutical company, AnorMED Inc., from its start up, to IPO and through to its successful sale to a U.S.-based international bio-pharmaceutical company.  Before joining AnorMED in 1996, Mr. Adams was Chief Financial Officer of Epic Data International Inc., a TSX listed technology company with an international customer base for its manufacturing hardware and software system solutions, and prior to that he was an audit manager with KPMG.  He is a Chartered Accountant and holds a Bachelor of Commerce Degree from the University of British Columbia.

Timothy P. Shannon, Senior Vice President World Wide Sales and Marketing

Mr. Timothy P. Shannon has 25 years of experience in sales and marketing of medical devices and services.  Mr. Shannon has held senior management positions at successful companies ranging in size and stage from Fortune 50 to pre-commercialization start-up endeavors.  From December 2010 to July 2012, Mr. Shannon held the position of Vice President, Vascular at Teleflex, Inc. where he was responsible for the management of its $225M vascular access portfolio.  While at Teleflex, Inc., he led a team of 100+ employees and was directly responsible for driving strategic initiatives that produced a 14.2% year over year Divisional revenue growth performance in the first quarter of 2012.  Previously, from December 2009 to December 2010, he was the Vice President of Worldwide Sales and Marketing at Svelte Medical Systems, from January 2008 to December 2009, he was President of Mentice, Inc., from 2004 to 2006, he was Vice President of Sales for North America and Europe at VisualSonics, Inc. and from July 1996 to November 2004, he was Vice President of Worldwide Sales at Datascope Corp.  Mr. Shannon brings a tremendous amount of Global Sales, Marketing and Operational Management experience to Response Biomedical Corp.

Barbara Kinnaird Steen, Ph.D., Vice President

Dr. Barbara Kinnaird Steen has over 20 years of research and business experience primarily in the fields of infectious diseases and point of care (POC). Since joining Response Biomedical Corp. in August 2004, Dr. Kinnaird has held several key management positions including responsibilities for Product Development, Quality, Regulatory, Manufacturing and Sales. During Dr. Kinnaird’s tenure in these positions, she has improved the product design control, operational efficiencies, cost reduction, gross margins and sales. Additionally under her direction she managed to place the Company in a compliance position that supports sales in several global jurisdictions such as Japan, United States and Canada. Previously, Dr. Kinnaird consulted for the Proteomics division of Incyte Genomics Inc. Dr. Kinnaird holds a Ph.D. in Microbiology and Immunology from the University of British Columbia at the B.C. Children’s Hospital in the Department of Pediatrics.  She conducted her post-doctoral research at the Michael Smith Laboratories in genomics and gene expression profiling, in collaboration with the B.C. Genome Sciences Centre.

Patricia Massitti, CHRP, Vice President, Administration and Corporate Communications

Ms. Patricia Massitti is a Certified Human Resource Professional with over 25 years of business and human resource experience.  She has successfully instituted recruitment and training plans, compensation programs, leadership development programs, mentoring and coaching, organizational design and benefit programs.  She also has been involved in the effective integration of human resource policies and cultural coordination following acquisitions and mergers.  Since, May 2009, Patricia has held key management positions at Response Biomedical Corp. including her current position of Vice President, Administration and Corporate Communications.  She held the position of Corporate Secretary from August, 2011 to August, 2012.  From November, 2006 to August, 2008, Patricia was Human Resources Manager at Hostway Corporation, a technology service company based in Chicago, IL.  From April, 2005 to November, 2006, she held the position of Executive Compensation Manager at Intrawest.  From September, 2002 to March, 2005, she held the position of Country Human Resources Manager for Baker Hughes.    Patricia’s experience has focused on providing the foundation and support to create an environment of success for an organization.

Anastasios Tsonis, Corporate Controller

Mr. Anastasios Tsonis is a Chartered Accountant with over six years of experience in financial management.  Prior to joining Response Biomedical Corp., he worked in public accounting with Ernst & Young from 2006 through 2011, qualifying as a Chartered Accountant in their assurance practice in 2009.

Corporate Governance

Committees of the Board

Our board of directors currently has, and appoints members to, four standing committees: our compensation committee, our corporate governance and nominating committee, our audit committee and our pricing committee.  The current members of our committees are identified below:

Director	Compensation	Corporate Governance and Nominating	Audit	Pricing
Anthony F. Holler, M.D.	Member (2)	Member	Member	Member
Joseph D. Keegan, Ph.D.	Member
Clinton H. Severson			Member
Lewis J. Shuster			Member (1)	Member (4)
Peter A. Thompson, M.D.		Member (3)
David G. Wang, M.D.
Jonathan J. Wang.	Member

(1)	Audit Committee Chair.
(2)	Compensation Committee Chair.
(3)	Corporate Governance and Nominating Committee Chair.
(4)	Pricing Committee Chair.

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

Audit Committee

Our audit committee consists of three members, with Mr. Shuster serving as chairman.  Our audit committee held seven meetings during 2012.  All members of our audit committee are independent directors (as independence is currently defined under the rules and regulations of the U.S. Securities and Exchange Commission, or SEC, and applicable Canadian securities rules).  Mr. Shuster qualifies as an “audit committee financial expert” as that term is defined in the rules and regulations established by the SEC.  The Audit Committee is governed by a written charter approved by our board of directors.  The functions of this committee include, among other things:

•	monitoring our financial reporting process and internal control system;

•	appointing and replacing our independent outside auditors from time to time, to determine their compensation and other terms of engagement and to oversee their work;

•	overseeing the performance of our internal audit function; and

•	overseeing our compliance with legal, ethical and regulatory matters.

Both our independent auditors and internal financial personnel regularly meet privately with our audit committee and have unrestricted access to this committee.  Our audit committee has the power to investigate any matter brought to its attention within the scope of its duties.  It also has the authority to retain counsel and advisors to fulfill its responsibilities and duties.

Compensation Committee

Our compensation committee currently consists of three members, with Anthony F. Holler, M.D. serving as chairman.  Our compensation committee held one meeting during 2012.  Jonathan Wang replaced David Wang as one of the three members of the Compensation Committee in November 2012. All members of our compensation committee are independent (as independence is currently defined under the rules and regulations of the SEC, applicable Canadian securities rules and Internal Revenue Service qualification requirements).  Our compensation committee is governed by a written charter approved by our board of directors.  The functions of this committee include, among other things:

•
providing oversight of the development and implementation of the compensation policies, strategies, plans and programs for the Company’s key employees and directors, including policies, strategies, plans and programs relating to long-term compensation for the Company’s senior management, and the disclosure relating to these matters;

•	making recommendations regarding the operation of and/or implementation of employee bonus plans and incentive compensation plans;

•	reviewing and approving the compensation of the chief executive officer and the other executive officers of the Company and the remuneration of the Company’s directors; and

•	providing oversight of the selection of officers, management, succession planning, the performance of individual executives and related matters.

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

The Role of our Executives in Setting Compensation

Our compensation committee meets with our chief executive officer and/or other executives at least once per year to obtain recommendations with respect to Company compensation programs, practices, and packages for executives, directors and other employees.  Management makes recommendations to our compensation committee on the base salary, bonus targets, and equity compensation for the executive team and other employees.  Our compensation committee considers, but is not bound by and does not always accept, management’s recommendations with respect to executive compensation.  Our compensation committee has the ultimate authority to make decisions with respect to the compensation of our named executive officers, but may, if it chooses, delegate any of its responsibilities to subcommittees.

Our chief executive officer may attend some of our compensation committee’s meetings, but our compensation committee also regularly holds executive sessions not attended by any members of management or non-independent directors.  Our compensation committee discusses our chief executive officer’s compensation package with him, but makes decisions with respect to his compensation outside of his presence.

Corporate Governance and Nominating Committee

Our corporate governance and nominating committee, or our corporate governance committee, members are two, with Peter A. Thompson, M.D. serving as chairman.  Our corporate governance committee held one meeting during 2012, and communicated via email with regards to the nominees for election to our board of directors at the annual meeting.  All members of our corporate governance committee, other than Dr. Thompson, are independent directors (as independence is currently defined under the rules and regulations of the SEC and applicable Canadian securities rules).  Our corporate governance committee is governed by a written charter approved by our board of directors.  The functions of this committee include, among other things:

•
establishing criteria for our board of directors and committee membership and to recommend to our board of directors proposed nominees for election to our board of directors and for membership on committees of our board of directors;

•
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

•
monitoring the quality of the relationship between management and our board of directors and to recommend improvements for ensuring an effective and appropriate relationship; and making recommendations to our board of directors regarding corporate governance matters and practices.

Pricing Committee

Our pricing committee consisted of two members, with Lewis J. Shuster serving as its chairman.  Our pricing committee held one meeting during 2012.  All members of our pricing committee were independent directors (as independence is currently defined under the rules and regulations of the SEC and applicable Canadian securities rules).  Our pricing committee was authorized to oversee and direct counsel and other advisers to us with regards to potential acquisitions, the rights offering, bridge loan agreement, and any ongoing negotiations with OrbiMed Advisors LLC or its advisers over the terms of the proposed rights offering or other shareholder matters.  Our pricing committee fulfilled their mandate in December 2011 and therefore the committee was dissolved in January 2012.

Director Nomination Process

Director Qualifications

In evaluating director nominees, our corporate governance committee considers, among others, the following factors:

•	experience, skills and other qualifications in view of the specific needs of our board of directors and the Company;

•	diversity of background; and

•	demonstration of high ethical standards, integrity and sound business judgment.

Our corporate governance committee’s goal is to assemble a board that brings to us a variety of perspectives and skills derived from high quality business and professional experience which are well suited to further our objectives.  In doing so, our corporate governance committee also considers candidates with appropriate non-business backgrounds.

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

Identification and Evaluation of Nominees for Directors

Our corporate governance committee identifies nominees for board membership by first evaluating the current members of our board of directors willing to continue in service.  Current members, with qualifications and skills that are consistent with our corporate governance committee’s criteria for board service and who are willing to continue in service, are considered for re-nomination, balancing the value of continuity of service by existing members of our board of directors with that of obtaining a new perspective.  If any member of our board of directors does not wish to continue in service or if our board of directors decides not to re-nominate a member for re-election, our corporate governance committee identifies the desired skills and experience of a new nominee in light of the criteria above.  Our corporate governance committee generally polls our board of directors and members of management for their recommendations.  Our corporate governance committee may also review the composition and qualification of the boards of directors of our competitors, and may seek input from industry experts or analysts.  Our corporate governance committee reviews the qualifications, experience and background of the candidates.  Final candidates are interviewed by our independent directors and chief executive officer.  In making its determinations, the our corporate governance committee evaluates each individual in the context of the board as a whole, with the objective of assembling a group that can best attain success for the Company and represent shareholder interests through the exercise of sound judgment.  After review and deliberation of all feedback and data, our corporate governance committee makes its recommendation to our board of directors.  Historically, our corporate governance committee has not relied on third-party search firms to identify Board candidates.  The corporate governance committee may in the future choose to do so in those situations where particular qualifications are required or where existing contacts are not sufficient to identify and acquire an appropriate candidate.

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

Communications with the Board of Directors

Our shareholders and other interested parties may send written correspondence to non-management members of our board of directors to the corporate secretary or to the chief executive officer at 1781 - 75 Avenue W. Vancouver, BC V6P 6P2 or IR@responsebio.com.  Our corporate secretary or chief executive officer will review the communication, and if the communication is determined to be relevant to our operations, policies, or procedures (and not vulgar, threatening, or of an inappropriate nature not relating to our business), the communication will be forwarded to the Chairman of the Board.  If the communication requires a response, our Corporate Secretary will assist the Chairman of the Board (or other directors), if required, in preparing the response.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, directors, officers and beneficial owners of ten percent or more of our common stock, or the Reporting Persons, are required to report to the SEC on a timely basis the initiation of their status as a Reporting Person and any changes regarding their beneficial ownership of our common stock.  The Company believes that, during 2012, the Reporting Persons complied with all applicable Section 16(a) filing requirements.

ITEM 11.         Executive Compensation.

The following table provides information regarding the compensation earned during the fiscal years ended December 31, 2012 and 2011by our principal executive officer, principal financial officer, and our other three most highly compensated executive officers who were employed by us as of December 31, 2012.  We refer to our chief executive officer and these other executive officers as our “named executive officers” elsewhere in this document.

Name and Principal Position	Fiscal Year	Salary ($)		Short Term Incentive (10) ($)	Option Awards ($)	All Other Compensation (11) ($)	Total ($)
Peter A. Thompson (1) Chairman and Interim Chief	2012	202,868	(7)	-	317,199	-	520,067
Executive Officer	2011	151,373	(8)	-	-	-	151,373
Jeffrey L. Purvin (2) Chief Executive Officer	2012	193,725	(9)	-	420,000	67,461	681,186
William J. Adams (4) Chief Financial Officer	2012	93,349		-	90,300	-	183,649
Richard A. Canote (5) Chief Financial Officer	2012	111,990		-		-	111,990
Anastasios Tsonis	2012	110,000		-	29,025	-	139,025
Corporate Controller	2011	68,333		10,000	4,219	-	82,552
Barbara R. Kinnaird Steen	2012	180,000		-	116,100	-	296,100
Vice President	2011	163,333		50,000	-	-	213,333
Patricia L. Massitti	2012	165,000		-	90,000	-	255,000
Vice President Administration & Corporate Communication	2011	149,375		25,000	-	-	174,375
Timothy P. Shannon (6) Sr. Vice President Worldwide Sales & Marketing	2012	105,376		16,551	56,000	10,636	188,563

(1)	Dr. Thompson became our interim chief executive officer following Mr. Kay's resignation in August, 2011 through to July 25, 2012 when Mr. Purvin was appointed CEO.
(2)	Mr. Purvin was appointed our CEO on July 25, 2012.
(3)	Mr. Adams joined Response as CFO on August 13, 2012.
(4)	Mr. Canote was appointed CFO on March 28, 2012 and resigned August 7, 2012.
(5)	Mr. Shannon joined Response as Senior Vice President World Wide Sales & Marketing on July 25, 2012.
(6)	Includes $28,500 in director compensation and $174,368 in compensation as interim CEO for the year 2012.
(7)	Includes $24,250 in director compensation and $127,123 in compensation as interim CEO for the year 2011.
(8)	Includes $ 24,600 in management consulting fees paid prior to appointment and $169,125 in compensation as CEO for the year 2012.
(9)	2011 short term incentives were earned in 2011 and paid in 2012
(10)	Represents relocation expenses reimbursed to Mr. Purvin, automobile allowance and relocation expenses reimbursed to Mr. Shannon.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the named executive officers as of the fiscal year ended December 31, 2012, including the value of the stock awards.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date
Jeffrey L. Purvin	-	300,000	-	1.60	13-Aug-2022
Peter A. Thompson	166,666	-	-	2.20	2-Apr-2022
William J. Adams	-	64,500	-	1.60	13-Aug-2022
	-	64,500	-	2.20	2-Apr-2022
	120	-	-	138.00	2-Apr-2013
	100	-	-	24.00	2-Dec-2013
	93	94	-	23.00	10-Dec-2014
Barbara R. Kinnaird Steen	184	553	-	8.20	1-Dec-2015
Patricia L. Massitti	-	50,000	-	2.20	2-Apr-2022
	225	225	-	16.00	10-Dec-2014
	106	313	-	8.20	1-Dec-2015
Timothy P. Shannon	-	40,000	-	1.60	13-Aug-2022
	-	16,125	-	2.20	2-Apr-2022
Anastasios Tsonis	62	563	-	6.80	21-Jun-2016

Employment Arrangements and Change of Control Arrangements

(1)       Employment Agreement – Jeffrey L. Purvin

On April 10, 2012, Jeffrey L. Purvin signed an employment agreement, or the Agreement, to become our chief executive officer, effective May 1, 2012, or as soon as Mr. Purvin can secure the necessary work permits to perform the duties of the position. On June 20, 2012, Jeffrey Purvin entered into a Consulting Agreement to provide services as an independent management consultant for an initial term of three (3) months or such earlier date Mr. Purvin was able to assume his role as CEO having obtained the necessary work permit to work in Canada. Under the Consulting Agreement, Mr. Purvin would be paid: a monthly fee of $30,750; reimbursement of medical and dental costs actually and reasonably incurred up to a total maximum of $15,000; and reimbursement for reasonable expenses incurred in the performance of his duties. On July 25, 2012, Mr. Purvin obtained the necessary work permits top work in Canada and by board consent resolution was appointed chief executive officer and member of our board of directors for a term to continue until terminated. Under the Agreement, Mr. Purvin will be paid: an annual salary in the amount of $369,000; is eligible to participate in the 2008 Stock Option Plan, with an initial grant of an option to purchase up to 300,000 shares of the Company; is eligible to participate in our short-term incentive plan with a target incentive bonus up to 40% of base compensation annually; and is eligible to participate in the Company’s employee medical, dental and life insurance plans. In addition to these plans, the Company will pay up to $1,500 per year towards a medical and dental plan for Mr. Purvin’s son, and the Company will also pay up to $20,000 per year towards the Executive’s US health benefit plan.  Under the Agreement, the Company will reimburse Mr. Purvin for reasonable expenses in the furtherance of or in connection with the performance of his duties. The Agreement also provides relocation assistance up to $59,000 to allow Mr. Purvin to relocate his primary residence to the Vancouver area and reimbursement of up to $10,000 for independent legal advice prior to execution of the Agreement. The Agreement provides for salary continuation equal to twelve (12) months’ salary plus a pro-rated incentive payment based on the last incentive payment made, and continuation of twelve (12) months’ paid medical and dental benefits in the event that the Company terminates Mr. Purvin’s employment without cause.  The agreement allows Mr. Purvin to resign from his position by providing the Company with two (2) weeks written notice of resignation.

(2)           Employment Agreement – William J. Adams

Effective 28 June 2012, the Company entered into an employment agreement with Mr. Adams pursuant to which he agreed to provide his services to the Company in the capacity of Chief Financial Officer effective August 13, 2012, for a term to continue until terminated.  Under the agreement, Mr. Adams is: paid an annual salary of $241,500; eligible to participate in the 2008 Stock Option Plan, with an initial grant of an option to purchase 64,500 shares; eligible to participate in our short-term incentive plan with a target incentive bonus up to 35% of his annual salary based on corporate and personal objectives; eligible to participate in our employee medical, dental and life insurance plans in addition to the Company paying up to $2,000 per year towards a private life insurance policy; and to be reimbursed for reasonable out of pocket expenses in the furtherance of or in connection with the performance of his duties.  The agreement provides for a severance payment equal to nine (9) months of base salary and a prorated incentive payment based on the last incentive payment made. In addition, the severance will increase by one month after each full year of employment from the Start Date up to a maximum severance payment of twelve (12) months in aggregate in the event that the Company terminates Mr. Adams’s employment without cause.  Mr. Adams may resign from his employment at any time by providing four (4) weeks written notice where by the Company will provide a paid four (4) week notice payment of then-current salary and benefits if it waives any portion of the four (4) week notice period.

(3)           Employment Agreement – Timothy P. Shannon

Effective 28 June 2012, the Company entered into an employment agreement with Mr. Shannon pursuant to which he agreed to provide his services to the Company commencing on July 25, 2012 in the capacity of Senior Vice President, World Wide Sales and Marketing for a term to continue until terminated.  Under the agreement, Mr. Shannon is: paid an annual salary of U.S. $245,000; eligible to participate in the 2008 Stock Option Plan, with an initial grant of an option to purchase up to 40,000 shares; eligible to participate in our short-term incentive plan with a target incentive bonus up to 50% of his annual salary based on corporate and personal objectives; eligible to participate in our employee medical, dental and life insurance plans in addition to the U.S. $3,000 per month COBRA payment the Company will pay on his behalf for one year from the employment start date; eligible to be reimbursed for reasonable out of pocket expenses in the furtherance of or in connection with the performance of his duties and is eligible to receive an automobile allowance of U.S.$825 per month.  The Agreement also provides relocation assistance up to $59,000 to allow Mr. Shannon to relocate his primary residence to the Vancouver area within twenty six (26) months of the start date in addition to residence or reimbursement of hotel and living expenses and rental vehicle during his relocation. The agreement provides for a severance payment based on the following alternative conditions: six (6) month’s salary during the period from the Start Date until the date he relocates to Vancouver area; twelve (12) months from the date of relocation until the second anniversary of the Start Date; six (6) months after the second anniversary date of the Start Date; and after the 3rd anniversary of the Start Date, seven months plus one additional month for each completed year of service after the 4th anniversary of the Start Date up to a combine total of up to nine (9) months in the event that the Company terminates his employment without cause.  Mr. Shannon may resign from his employment at any time by providing one (1) month written notice where by the Company will provide a one (1) month notice payment of base salary if it waives the one (1) month notice period.

We have no written employment or severance agreements with any other named executive officer.

Perquisites

Certain executive officers benefit from automobile and accommodation allowances.  The 2012 annual value of perquisites for the Senior Vice President World Wide Sales & Marketing was, in aggregate, worth less than $11,000 or 10% of such senior executive officer’s total salary for the year ended December 31, 2012.

Option Exercises and Stock Vested at Fiscal Year End

There were no options exercised by our named executive officers during the fiscal year ended December 31, 2012.

Pension Benefits

None of our named executive officers participates in or has account balances in qualified or non-qualified defined benefit plans sponsored by us.

Nonqualified Deferred Compensation

None of our named executive officers participate in or have account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by us.

Non-Employee Director Compensation

The following table sets forth summary information concerning compensation paid or accrued for services rendered to us in all capacities to the non-employee members of the Board for the fiscal year ended December 31, 2012:

Name	Fees Earned or Paid in Cash ($)	StockAwards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Anthony F. Holler	26,000	-	36,000	-	-	-	62,000
Joseph D. Keegan	23,000	-	36,000	-	-	-	59,000
Clinton H. Severson	24,500	-	36,000	-	-	-	60,500
Lewis J. Shuster	43,750	-	36,000	-	-	-	79,750
Peter A. Thompson	28,500	-	317,199	-	-	-	345,699
David G. Wang	18,500	-	36,000	-	-	-	54,500
Jonathan Wang (1)	10,532	-	28,000	-	-	-	38,532

(1)  Mr. Jonathan Wang joined the Board effective August 7, 2012.

2012 Compensation of Directors

Effective July 1, 2011, non-management board members received an annual retainer of $15,000 and board of director meeting fees of $1,500 for attendance in person and $500 for attendance by teleconference.  In addition, the Chairman and Committee chairs received an annual stipend of $5,000 except for the Chair of the Audit Committee, who received an annual stipend of $20,000.

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

ITEM 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of December 31, 2012 regarding the beneficial ownership of our common stock by (i) each person we know to be the beneficial owner of 5% or more of our common stock, (ii) each of our current executive officers, (iii) each of our directors and (iv) all of our current executive officers and directors as a group.  Information with respect to beneficial ownership has been furnished by each director, executive officer or 5% or more shareholder, as the case may be. Percentage of beneficial ownership is calculated based on 6,455,206 shares of common stock outstanding as of December 31, 2012.  Beneficial ownership is determined in accordance with the rules of the SEC which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and includes shares of our common stock issuable pursuant to the exercise of stock options, warrants or other securities that are immediately exercisable or convertible or exercisable or convertible within 60 days of December 31, 2012.  Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them.  Unless otherwise noted, the address for each person set forth on the table below is c/o Response Biomedical Corp., 1781 – 75th Avenue W, Vancouver, BC, V6P 6P2, Canada.

Name of Beneficial Owner	Shares Beneficially Owned	Percentage of Shares Beneficially Owned (%)
5% Shareholder
OrbiMed Advisors LLC (1) (2)(3)	7,430,485	75.8
Executive Officers and Directors:
William J. Adams (4)	7,600	*
Anthony F. Holler, M.D. (5)	25,025	*
Joseph D. Keegan, Ph.D.	—	—
Barbara Kinnaird-Steen, Ph.D. (6)	17,015	*
Patricia Massitti (7)	20,331	*
Jeffrey L. Purvin (8)	12,500	*
Clinton H. Severson (9)	—	—
Timothy Patrick Shannon (10)	13,500	*
Lewis J. Shuster (9)	—	—
Peter A. Thompson, M.D. (11)	166,666	2.5
Anastasios Tsonis (12)	1,262	*
David Wang, M.D. (13)	7,430,485	75.8
Jonathan Jian Wang (14)	7,430,485	75.8
All directors and executive officers as a group (13) people) (15)	7,694,384	76.8

(*)	Represents beneficial ownership of less than 1%.
(1)	OrbiMed Advisors LLC’s address is 601 Lexington Avenue, 54th Floor, New York, NY, 10022.
(2)	Includes 3,351,205 shares subject to 67,024,128 warrants exercisable within 60 days of December 31, 2012.
(3)	OrbiMed Advisors LLC’s shares are beneficially owned through three entities: OrbiMed Private Investments III, LP, OrbiMed Asia Partners, LP, and OrbiMed Associates.

•	OrbiMed Private Investments III, LP beneficially owns 4,625,066 shares which includes 2,085,383 shares subject to 41,707,675 warrants exercisable within 60 days of December 31, 2012.
•	OrbiMed Asia Partners, LP beneficially owns 2,761,378 shares which includes 1,245,964 shares subject to 24,919,282 warrants exercisable within 60 days of December 31, 2012.
•	OrbiMed Associates beneficially owns 44,041 shares which includes 19,858 shares subject to 397,171warrants exercisable within 60 days of December 31, 2012.
(4)	The foregoing information is based solely on information contained in Form 4 filed with the SEC on December 14, 2012.
(5)	Includes 24,650 shares subject to 493,000 warrants exercisable within 60 days of December 31, 2012 and 375 shares subject to options exercisable within 60 days of December 31, 2012.
(6)	Includes 8,259 shares subject to 165,192 warrants exercisable within 60 days of December 31, 2012 and 497 shares subject to options exercisable within 60 days of December 31, 2012.
(7)	Includes 10,000 shares subject to 200,000 warrants exercisable within 60 days of December 31, 2012 and 331 shares subject to options exercisable within 60 days of December 31, 2012.
(8)	The foregoing information is based solely on information contained in Form 4 filed with the SEC on August 17, 2012.
(9)	No shares will be beneficially owned within 60 days of December 31, 2012.
(10)	The foregoing information is based solely on information contained in Form 4 filed with the SEC on August 31, 2012.
(11)	Includes 166,666 shares subject to options exercisable within 60 days of December 31, 2012.
(12)	Includes 550 shares subject to 11,012 warrants exercisable within 60 days of December 31, 2012 and 62 shares subject to options exercisable within 60 days of December 31, 2012.
(13)	7,430,485 shares held beneficially by David Wang through his relationship with OrbiMed Advisors LLC. Refer to footnotes 1 through 3 inclusive.
(14)	7,430,485 shares held beneficially by Jonathan Jian Wang through his relationship with OrbiMed Advisors LLC. Refer to footnotes 1 through 3 inclusive.
(15)	See footnotes 4 through 14 inclusive.

Equity Compensation Plan Information

The following table provides information regarding the equity compensation plans as of December 31, 2012.

Equity Compensation Plan Category	Number of securities to be issued upon exercise of outstanding option, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved By Security Holders	989,064	1.98	200,539
Equity Compensation Plans Not Approved By Security Holders	-	-	-
Total	989,064	1.98	200,539

ITEM 13.         Certain Relationships and Related Transactions, and Director Independence.

Board Meetings

Our board of directors held twelve meetings during 2012.  No director who served as a director during the past year attended fewer than 75% of the aggregate of the total number of meetings of our board of directors and the total number of meetings of committees of our board on which he or she served with the exception of Jonathan Wang who joined as Director in August 2012

Committees of the Board

Our board of directors currently has, and appoints members to, three standing committees: our compensation committee, our corporate governance and nominating Committee and our audit committee.

Director Independence

Our board of directors has determined that each of the director nominees, other than Dr. Peter Thompson, Dr. David Wang, and Dr. Jonathan Wang, standing for election is an independent director under the SEC and applicable Canadian securities rules.  In determining the independence of our directors, our board of directors considered all transactions in which the Company and any director had any interest, including those discussed under “Certain Relationships and Related Transactions” below.

Related Person Transactions

Consulting Fees for Director

The Company incurred $174,368 of consulting fees to Peter Thompson, a member of our board of directors, for the year ended December 31, 2012 during his tenure as interim Chief Executive Officer.

OrbiMed Transaction

On December 29, 2011, the Company completed a rights offering of which affiliates of OrbiMed Advisors LLC (OrbiMed) participated by purchasing a total of 3.35 million shares for $5 million.  After giving effect to this transaction, the Company became a controlled affiliate of OrbiMed.

Prior to completing the rights offering, the Company entered into a Note Purchase Agreement with affiliates of OrbiMed pursuant to which such affiliates have agreed to loan up to $2 million by way of a secured debt financing. Concurrently with the execution and delivery of the Note Purchase Agreement, the Company drew down $275,000. In connection with the funds drawn, interest charges of $1,245 were incurred in addition to a commitment fee of $80,000.  These charges are recorded as interest expenses on the consolidated statement of loss.  The initial amount drawn down of $275,000 was repaid in full on December 29, 2011 with proceeds from the completion of the rights offering.  The agreement granted the affiliates the right to elect one (1) director (for a total of three (3)).

In connection with the rights offering and Note Purchase Agreement, the Company incurred and paid legal costs of $152,548 on behalf of affiliates of OrbiMed.

On June 27, 2010, the Company completed a subscription agreement which provided for purchase of 666,666 shares of the Company at $12.00 by affiliates of OrbiMed.  This financing resulted in gross proceeds of $8,000,000 before share issuance costs of $525,080 for net proceeds of $7,474,920.  The agreement granted the purchasers the right to elect (2) two directors.  Peter A. Thompson, M.D. and Jonathan Wang were the initial directors elected under the terms of this agreement.

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

ITEM 14.         Principal Accountant Fees and Services.

In connection with the audit of our 2012 financial statements, we entered into an engagement agreement in 2012 with PricewaterhouseCoopers LLP (“PwC”), which set forth the terms by which PwC has performed audit services for us.  Our previous auditors, Ernst & Young LLP performed audit services for us during 2011 and performed an interim review for the quarter ended March 31, 2012

The following table sets forth the aggregate fees agreed to by us for the annual and statutory audits for the years ended December 31, 2012 and 2011, and all other fees paid by us to PwC and Ernst & Young during 2012 and to Ernst & Young in 2011:

	For the years ended December 31,
	2012	2011
Audit fees	$142,883	$393,016
Audit-related fees	-	-
Tax fees	17,609	-
All other fees	-	60,210
Totals	$160,491	$453,226

Audit Fee.  Audit fees for the year ended December 31, 2012 were for professional services provided in connection with the audit of our annual consolidated financial statements, interim reviews of our quarterly consolidated financial statements, and review of regulatory filings for the year ended December 31, 2012.  Audit fees for the year ended December 31, 2011 were for professional services provided in connection with the audit of our annual consolidated financial statements, interim reviews of our quarterly consolidated financial statements for the quarters ended June 30, 2011 and September 30, 2011, restatement of our financial statements for the year ended December 31, 2010, accounting matters directly related to the annual audits, and audit services provided in connection with other statutory or regulatory filings.

Audit Related Fees.  There were no audit related fees for the years ended December 31, 2012 and 2011.

Tax Fees.  Tax fees represent fees incurred for tax advice provided in connection with the establishment of our Representative Office in China.

All Other Fees.  All other fees for the year ended December 31, 2011 were for professional services provided in the French translations of our audited financial statements for the year ended December 31, 2010 and our unaudited financial statements for the quarters ended June 30, 2011 and September 30, 2011 together with the notes and related management’s discussion and analysis in connection with our rights offering.

All audit fees relating to the audit for the financial year ended December 31, 2012, were approved in advance, or were ratified, by our audit committee.  All audit and non-audit services to be provided by PwC or Ernst & Young LLP were, and will continue to be, pre-approved by our audit committee.

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

Exhibit Number	Exhibit Description	Incorporated by Reference

3.1	Certificate of Incorporation dated August 20, 1980	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 20-F for the year ended December 31, 2004, as filed on May 2, 2005.
3.2	Company Act Name Change dated October 15, 1991	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 10-K for the year ended December 31, 2011 as filed on March 29, 2012.
3.3	Articles of the Company dated April 10, 1997	Previously filed as an exhibit to, and incorporated herein by reference from, our Registration Statement on Form 20-F filed on February 4, 2004.
4.1	Escrow Agreement dated July 29, 2004	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 20-F for the year ended December 31, 2004, as filed on May 2, 2005.
10.1	Alexandria New Facility Lease Agreement dated April 24, 2007	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 20F for the year ended December 31, 2008 as filed on March 31, 2009.
10.2	Alexandria – First Amendment to Lease Agreement dated May 18, 2007	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 20F for the year ended December 31, 2008 as filed on March 31, 2009.
10.3	Creation Technologies Supply Agreement dated August 19, 2005	Previously filed as an exhibit to, and incorporated herein by reference from, our Report on Form 6-K filed on April 2, 2008.
10.4	Roche License Agreement – NT-proBNP dated July 22, 2005*	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 20F for the year ended December 31, 2008 as filed on March 31, 2009.
10.5	Roche License Agreement –Amendment 2 concluded July 26, 2005 – dated June 24, 2008*	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 20F for the year ended December 31, 2008 as filed on March 31, 2009.
10.6	Shionogi Supply Agreement dated May 12, 2006	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 20F for the year ended December 31, 2008 as filed on March 31, 2009.

Exhibit Number	Exhibit Description	Incorporated by Reference

10.7	Shionogi Supply Agreement – Amendment 1 dated July 11, 2008	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 20F for the year ended December 31, 2008 as filed on March 31, 2009.

10.8#	Short Term Incentive Plan dated March 18, 2008	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 20F for the year ended December 31, 2008 as filed on March 31, 2009.

10.9#	2008 Stock Option Plan	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 20F for the year ended December 31, 2008 as filed on March 31, 2009.

10.10	Irrevocable Commercial Letter of Credit dated May 1, 2007	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 20F for the year ended December 31, 2008 as filed on March 31, 2009.

10.11#	Form of Indemnification Agreement between Response Biomedical Corp. and applicable officers	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 20F for the year ended December 31, 2008 as filed on March 31, 2009.

10.12	Distribution Agreement with O&D Biotech Co., Ltd. China dated February 21, 2011*	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 10K for the year ended December 31, 2012 as filed on March 28, 2012.

10.13	Note Purchase Agreement dated November 22, 2011	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 10K for the year ended December 31, 2012 as filed on March 28, 2012.

10.14	Standby Purchase Agreement dated November 28, 2011	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 10K for the year ended December 31, 2012 as filed on March 28, 2012.

10.15#	Consulting Agreement	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 10K for the year ended December 31, 2012 as filed on March 28, 2012.

10.16#	Management Consulting Agreement with Jeffrey L. Purvin	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8K as filed on June 29, 2012.

10.17#	Employment Agreement with Jeffrey L. Purvin	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8K as filed on July 27, 2012.

10.18#	Employment Agreement with Timothy P. Shannon	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8K as filed on July 27, 2012.

10.19#	Employment Agreement with William J. Adams	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8K as filed on August 10, 2012.

Exhibit Number	Exhibit Description	Incorporated by Reference

14	Company’s Code of Ethics	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 10K for the year ended December 31, 2012 as filed on March 28, 2012.
21	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP
23.2	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP
24	Power of Attorney (included on signature page)
31.1	CEO's Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934
31.2	CFO's Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934
32.1	CEO's Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350
32.2	CFO's Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350
101
The following materials from Response Biomedical Corp.'s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) audited Consolidated Statements of Loss and Comprehensive Loss for the years ended December 31, 2012, 2011 and 2010, (ii) audited Consolidated Balance Sheets as of December 31, 2012 and 2011, (iii) audited Consolidated Statements of Shareholders’ Equity/Deficit (iv) audited Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and (v) audited Notes to Consolidated Financial Statements

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

POWER OF ATTORNEY

The registrant and each person whose signature appears below hereby appoint Jeffrey L. Purvin and William J. Adams as attorney-in-fact with full power of substitution, severally, to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to this Annual Report on Form 10-K, which amendments may make such changes in this Annual Report as the attorney-in-fact acting in the premises deems appropriate and to file any such amendments to this Annual Report on Form 10-K with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 15, 2013	Response Biomedical Corp.

	By:	/s/ Jeffrey L. Purvin
Jeffrey L. Purvin
Chief Executive Officer

Dated: March 15, 2013	By:	/s/ William J. Adams
William J. Adams
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 15, 2013	By:	/s/ Dr. Peter A. Thompson
Dr. Peter A. Thompson
Chairman of Board of Directors

Dated: March 15, 2013	By:	/s/ Dr. Anthony F. Holler
Dr. Anthony F. Holler
Chief Financial Officer and Treasurer

Dated: March 15, 2013	By:	/s/ Dr. Joseph D. Keegan
Dr. Joseph D. Keegan
Director

Dated: March 15, 2013	By:	/s/Clinton H. Severson
Clinton H. Severson
Director

Dated: March 15, 2013	By:	/s/ Lewis J. Shuster
Lewis J. Shuster
Director

Dated: March 15, 2013	By:	/s/ Dr. David Wang
Dr. David Wang
Director

Dated: March 15, 2013	By:	/s/ Jonathan Wang
Jonathan Wang
Director