Form 10-Q
period 2013-03-31
RESPONSE BIOMEDICAL CORP
filed 2013-05-14
CIK 806888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:               March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,574,408 as of April 30, 2013.

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

Unless the context indicates or requires otherwise, in this Quarterly Report on Form 10-Q, references to the “Company” or “Response Biomedical” shall mean Response Biomedical Corp. References to “$” or “dollars” shall mean Canadian dollars and in thousands where indicated.

PART I.          FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

Response Biomedical Corp.

Consolidated Financial Statements

(Unaudited)

(Expressed in Thousands of Canadian dollars, Except Share Data)

As of March 31, 2013 and December 31, 2012 and for the Three Month Periods Ended March 31, 2013 and 2012.

RESPONSE BIOMEDICAL CORP.
CONSOLIDATED BALANCE SHEETS
(See Note 2 – Basis of Presentation and Going Concern Uncertainty)
(Unaudited)
(In thousands of Canadian dollars)

ASSETS	March 31, 2013 $	December 31, 2012 $
Current
Cash and cash equivalents	2,082	2,080
Trade receivables, net	1,801	1,483
Other receivables	298	187
Inventories [note 5]	1,864	1,791
Prepaid expenses and other	256	211
Total current assets	6,301	5,752
Long-term prepaid expenses	93	93
Restricted deposits [note 7]	901	901
Property, Plant and Equipment	7,362	7,602
Total assets	14,657	14,348

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current
Accounts payable and accrued liabilities [notes 6 and 9]	2,564	1,897
Lease inducements - current portion [note 7]	172	173
Repayable leasehold improvement allowance - current portion [note 7]	381	370
Deferred revenue - current portion	277	255
Warrant liability [notes 4 and 8]	12,793	3,699
Total current liabilities	16,187	6,394

Lease inducements [note 7]	1,492	1,535
Repayable leasehold improvement allowance [note 7]	5,983	6,082
Deferred revenue	22	16
	23,684	14,027
Commitments and contingencies [notes 10 and 12]
Shareholders' deficit
Common shares [note 8]	99,770	99,289
Additional paid-in capital [note 8]	13,338	13,203
Deficit	(122,135)	(112,171)
Total shareholders' deficit	(9,027)	321
	14,657	14,348

See accompanying notes

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
(Unaudited)
(In thousands of Canadian dollars, except share data)

Three Months Ended March 31,	2013 $	2012 $
REVENUE
Product sales [note 11]	3,561	2,982
Cost of sales [notes 5, 8, and 10]	1,965	1,712
Gross profit on product sales	1,596	1,270

EXPENSES [notes 8, 9, and 10]
Research and development	555	690
General and administrative	825	870
Sales and marketing	484	254
Total operating expenses	1,864	1,814

OTHER EXPENSES (INCOME)
Interest expense [note 7]	177	187
Interest income	(4)	(5)
Other income	(58)	-
Foreign exchange (gain) loss	6	(23)
Unrealized loss on revaluation of warrant liability [note 4]	9,575	5,001
Total other expenses	9,696	5,160

Net loss and comprehensive loss for the period	(9,964)	(5,704)

Loss per common share - basic and diluted [note 8]	(1.53)	(0.88)

Weighted average number of common shares outstanding - basic and diluted [note 8]	6,499,380	6,453,873

See accompanying notes

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY/ (DEFICIT)
 (Unaudited)
(In thousands of Canadian dollars, except share data)

	Common Stock Issued and Outstanding		Additional paid in capital	Deficit	Total Shareholders' Equity
	# of shares	$	$	$	$
Balance at December 31, 2011	6,453,873	99,276	12,590	(106,890)	4,976
Net loss	-	-	-	(5,281)	(5,281)
Net shares issued upon exercise of warrants	1,333	13			13
Stock-based compensation expense			613		613
Balance at December 31, 2012	6,455,206	99,289	13,203	(112,171)	321
Net loss	-	-	-	(9,964)	(9,964)
Net shares issued upon exercise of warrants	105,614	481			481
Stock-based compensation expense			135		135
Balance at March 31, 2013	6,560,820	99,770	13,338	(122,135)	(9,027)

See accompanying notes

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands of Canadian dollars)

Three Months Ended March 31,	2013	2012
OPERATING ACTIVITIES	$	$
Net loss for the period	(9,964)	(5,704)
Add (deduct) items not involving cash:
Depreciation of property, plant and equipment	275	282
Amortization of deferred lease inducements	(43)	(42)
Stock-based compensation	135	6
Unrealized loss on revaluation of warrant liability	9,575	5,001
Changes in non-cash working capital:
Trade receivables	(318)	(683)
Other receivables	(111)	26
Inventories	(73)	(194)
Prepaid expenses and other	(45)	(100)
Accounts payable and accrued liabilities	666	(912)
Deferred revenue	29	42
Cash generated from (used in) operating activities	126	(2,278)

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(35)	(30)
Cash used in investing activities	(35)	(30)

FINANCING ACTIVITIES
Repayment of repayable leasehold improvement allowance	(89)	(80)
Cash used in financing activities	(89)	(80)

Increase (decrease) in cash during the period	2	(2,388)
Cash and cash equivalents, beginning of period	2,080	7,355
Cash and cash equivalents, end of period	2,082	4,967

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

2. BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTY

These unaudited interim consolidated financial statements have been prepared by management in Canadian dollars in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements.  The accompanying unaudited consolidated financial statements reflect, in the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented.  The accompanying consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year then ended.  The consolidated financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited consolidated financial statements for the preceding fiscal year.  Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2012 and filed with the United States Securities and Exchange Commission (“SEC”) on March 15, 2013.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and liabilities and the settlement of commitments in the normal course of business.  During the three months ended March 31, 2013, the Company has incurred a net loss of $10.0 million and, as of March 31, 2013, the Company had a negative working capital balance of $9.9 million. In addition, the Company has various operating lease and purchase commitments for inventory. Refer to note 10 for a description of these commitments. As a result, there exists substantial doubt about the Company’s ability to continue as a going concern.  Included in current liabilities is a warrant liability in the amount of $12.8 million that is required to be measured at fair value and is presented as a current liability in accordance with ASC 815.  Each warrant may only be exercised on a net cashless exercise basis and no warrant may be exercised at a time when the exercise price equals or exceeds the current market price meaning the potential settlement of any warrant does not require any cash disbursement.  Without taking into account the warrant liability mentioned above, current assets exceed current liabilities by $2.9 million.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board issued updated authoritative guidance requiring entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The Company adopted this guidance in its interim period ended March 31, 2013. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

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

The fair value hierarchy level at which a financial instrument is categorized is determined on the basis of the lowest level input that is significant to the fair value measurement (in thousands):

Financial Instrument carried at fair value as of March 31, 2013

	Level 1	Level 2	Level 3	Total
Liabilities	$	$	$	$
Warrant Liability	-	-	12,793	12,793

As of March 31, 2013, the warrant liability is recorded at its fair value of $12.8 million. The Company reassesses the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, contractual term of the warrant, and risk-free interest rate (refer to note 8[e]. The computation of expected volatility was based on the historical volatility of the Company’s stock.  A small change in the estimates used in the Black-Scholes pricing model may have a relatively large change in the estimated valuation of the common stock warrants.

The following table presents the changes in fair value of the Company’s total Level 3 financial liabilities for the three month period ended March 31, 2013 (in thousands):

	Balance at December 31, 2012	Unrealized loss	Exercise of Warrants	Balance at March 31, 2013
Warrant Liability	$3,699	$9,575	$(481)	$12,793

The unrealized loss recorded during the three months ended March 31, 2013 is the result of a significant increase in the market price of the Company’s shares, which is an input into the pricing model noted above.

Quantitative information about unobservable inputs used in Level 3 fair value measurements is presented below:

	Valuation Technique	Unobservable Input	As at March 31, 2013	As at December 31, 2012
Warrant Liability	Option Model	Stock Price Volatility	129%	128%

A 5% increase in stock price volatility would cause a corresponding $150,000 increase to the Warrant Liability ($100,000 – December 31, 2012) and a 5% decrease in stock price volatility would cause a $160,000 decrease to the Warrant Liability ($100,000 – December 31, 2012).

5.  INVENTORIES

Inventories are comprised of the following: (in thousands)

	March 31, 2013 $	December 31, 2012 $
Raw materials	944	684
Work in progress	369	381
Finished goods	551	726
	1,864	1,791

The carrying value of inventory as of March 31, 2013 includes a provision for lower of cost and market value on the Company’s reader inventory in the amount $80,000 [December 31, 2012 - $81,000].  The carrying value of inventory as of March 31, 2013 also includes a provision for obsolescence in the amount of $66,000 [December 31, 2012 - $59,000].  For the three month period ended March 31, 2013, inventory write-downs and obsolescence charges were $51,000 [2012 - $57,000].

6.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities comprise (in thousands):

	March 31, 2013 $	December 31, 2012 $
Trade accounts payable	1,085	521
Employee related accounts payable and accrued liabilities	754	684
Royalties	212	166
Other accrued liabilities	513	526
	2,564	1,897

7.  LEASE INDUCEMENTS

Lease agreements entered into by the Company for its offices provides for lease inducements to be provided by the landlord to the Company which are summarized as follows (in thousands):

	March 31, 2013 $	December 31, 2012 $
Current Portion
Rent-free inducement [i]	57	58
Non-repayable leasehold improvement allowance [ii]	115	115
	172	173
Repayable leasehold improvement allowance [iii]	381	370
Total Current Portion	553	543

Long-Term Portion
Rent-free inducement [i]	479	493
Non-repayable leasehold improvement allowance [ii]	1,013	1,042
	1,492	1,535
Repayable leasehold improvement allowance [iii]	5,983	6,082
Total Long-Term Portion	7,475	7,617

Total	8,028	8,160

During the year ended December 31, 2007, the Company entered into a 15 year facility lease agreement [note 10[c][i]].  The agreement provides for lease inducements to be provided by the landlord to the Company which are summarized as follows:

The lease inducements disclosed on the consolidated balance sheets as a result of these benefits is comprised of the following:

[i]           In 2007, the Company entered into a long-term facility lease agreement that included an eight and one half month rent-free period from May 17, 2007 to February 1, 2008.  The lease inducement benefit arising from the rent-free period is being amortized on a straight-line basis over the term of the operating lease as a reduction to rental expense.  Amortization for the three month period ended March 31, 2013 amounted to a reduction of rental expense $14,000 [2012 - $14,000].

[ii]           The Company received a non-repayable allowance for an amount of $1.7 million for expenditures related to general upgrades to the facility.  The lease inducement benefit arising from the non-repayable leasehold improvement allowance is being amortized on a straight-line basis over the balance of the term of the lease beginning April 1, 2008 as a reduction to rental expense.  Amortization for the three month period ended March 31, 2013 amounted to a reduction of rental expense of $29,000 [2012 - $29,000].

[iii]           The Company received a repayable leasehold improvement for an amount of $7.8 million used for additional improvements to the facility.  This lease inducement is being repaid over the term of the operating lease commencing February 1, 2008 at approximately $88,500 per month including interest calculated at an interest rate negotiated between the Company and the landlord.  Principal repayments for the three month period ended March 31, 2013 amounted to $89,000 [2012 - $80,000]. Interest payments for the three month period ended March 31, 2013 amounted to $177,000 [2012 - $186,000].

To secure the lease, the Company is maintaining a security deposit with the landlord in the form of an irrevocable letter of credit in the amount of $871,000 collateralized by a term deposit with a market value of $871,000 that is presented as part of restricted deposits in the long-term asset section of the balance sheets.

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

Of the 1,210,000 stock options authorized for grant under the 2008 Plan, 16,341 stock options are available for grant as of March 31, 2013.

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of optioned common shares #	Weighted average exercise price $
Balance at December 31, 2012	989,064	1.98
Options granted	192,550	3.10
Options forfeited	(8,352)	2.09
Options expired	-	-
Balance, March 31, 2013	1,173,262	2.17

At March 31, 2013, the following stock options were outstanding:

Range of exercise price $			Number of shares under option #	Weighted average remaining contractual life (years)	Weighted average exercise price $	Number of options currently exercisable #	Weighted average exercise price $
		1.02	34,010	9.69	1.02	-	-
		1.30	58,020	9.42	1.30	-	-
		1.60	424,500	9.38	1.60	-	-
2.20	-	3.10	651,651	9.29	2.47	166,666	2.20
6.80	-	8.20	2,260	2.83	7.79	473	8.01
23.00	-	24.00	2,284	1.31	23.38	1,572	23.55
138.00	-	146.00	537	0.01	139.12	537	139.12
1.02	-	146.00	1,173,262	9.31	2.17	169,248	2.85

The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model based on the assumptions noted in the following table:

Three Months Ended March 31,	2013	2012
Risk-free interest rates	1.71%	-
Expected dividend yield	0%	-
Expected life (in years)	5.7	-
Expected volatility	123%	-
Fair value per stock option	$2.69	-

[d]   Stock-based compensation

The following table shows stock-based compensation allocated by type of cost (in thousands):

Three Months Ended March 31,	2013 $	2012 $

Cost of sales	5	-
Research and development	9	3
General and administrative	114	3
Sales and marketing	7	-
	135	6

As of March 31, 2013, the total compensation expense to be recognized in future periods related to stock options granted amounts to $836,000, which is expected to be recognized over a weighted average service period of 2.55 years.

[e]   Common share purchase warrants

Common share purchase warrant transactions and the number of warrants outstanding are summarized below:

	Number of warrants #	Weighted average exercise price $
Balance, December 31, 2012	89,976,289	.0746
Exercise of warrants	(3,310,833)	.0746
Balance, March 31, 2013	86,665,456	.0746

As discussed in note 2, each warrant entitles the holder thereof to purchase 1/20th of a common share of the Company at a price of $1.492 per whole common share.

The estimated fair value of warrants issued is reassessed at each balance sheet date using the Black-Scholes option pricing model. The following assumptions were used to value the warrants on the following balance sheet dates:

	March 31, 2013	December 31, 2012
Risk-free interest rates	1.21%	1.33%
Expected dividend yield	0%	0%
Expected life (in years)	3.75	4
Expected volatility	129%	128%
Fair value of warrant	$0.1476	$0.0411

[f]           Earnings per common share

86,665,456 warrants and 1,173,262 stock options have been excluded from the computation of diluted earnings per share for the three month period ended March 31, 2013 as the as the Company has incurred a net loss for the period.

9. RELATED PARTY TRANSACTIONS

During the three month period ended March 31, 2012, the Company incurred consulting fees to a director of $74,000.  There were no such fees incurred during the three month period ended March 31, 2013.  These consulting fees have been fully paid as of March 31, 2013.

All related party transactions are recorded at their exchange amounts, established and agreed between the related parties.

10. COMMITMENTS

[a]           License agreements

[i]           The Company entered into a non-exclusive license agreement, effective July 2005, as amended September 2008, to use and sublicense certain technology (“Technology”) for one of the Company’s cardiac tests.  In consideration for these rights, the Company paid a non-refundable license issuance fee of $2,000,000 in the first two years after execution of the agreement and is required to pay quarterly royalties on the sale of products that incorporate the Technology.  For the period ended March 31, 2013, the Company incurred an expense of $195,000 [2012 - $117,000] for royalties.

[ii]           The company entered into a non-exclusive license and supply agreement, effective September 30, 2009 to purchase certain proprietary materials and use related intellectual property to manufacture and sell lateral flow immunoassay products.  In consideration for these rights, the Company is to pay a non-refundable, non-creditable license fee, of USD$85,000 in 17 equal quarterly payments of USD$5,000 commencing December 31, 2009.  For the period ended March 31, 2013, the Company incurred an expense of $5,000 [2012 - $5,000] for license fees.

All royalty and license fees incurred are included in cost of sales.

[b]           Supply agreement

The Company entered into a supply agreement, effective September 2003 for certain reagents for the Company’s RAMP® West Nile Virus Test.  In addition to paying for the reagent purchased, the Company is required to pay the supplier semi-annual royalties equal to 10% of net revenue generated from the sale of the Company’s RAMP® West Nile Virus Test.  The initial term of the agreement was three years from the effective date and is automatically renewed for successive periods of one year until either party terminates the agreement.  For the period ended March 31, 2013, the Company incurred an expense of $13,000 [2012 - $12,000] for royalties to the supplier.  These royalties are included in cost of sales.

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

For the period ended March 31, 2013 $199,000 [2012 - $193,000] was incurred for expenses related to base rent, administrative and management fees, estimated property taxes offset by amortization of both the rent-free inducement [note 7[i]] and non-repayable leasehold improvement allowance [note 7[ii]].  These expenses are allocated to cost of sales, research and development, general and administrative, and sales and marketing expenses.

[d] Purchase Commitments

As of March 31, 2013, the Company has outstanding purchase commitments of $1.2 million to purchase inventory over the next 12 month period.  In addition, the Company has certain commitments to purchase on hand inventory with suppliers in the event of termination of various supply agreements.  These commitments are not fixed and are dependent on the level of inventory at the time of termination.

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

Customers that represent a concentration risk are those customers who represent 10% or greater of our total revenue. For the period ended March 31, 2013, $2.5 million (71%) in product sales was generated from three customers of whom one customer represents $1.5 million (41%) [2012 - $1.6 million (53%) from one customer].

Product sales by customer location were as follows (in thousands):

Three months ended March 31,	2013 $	2012 $
China	2,111	1,971
United States	777	325
Asia (excluding China)	158	127
Europe	319	212
Canada	8	12
Other	188	335
Total	3,561	2,982

Product sales by type of product were as follows (in thousands):

Three months ended March 31,	2013 $	2012 $
Cardiovascular	2,846	2,684
Infectious Diseases	455	47
Bio-defense products	125	120
West Nile Virus	135	131
Total	3,561	2,982

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

RECENT DEVELOPMENTS

▪
On January 3, 2013, we entered into a distribution agreement with Laboratory Supply Company, Inc. to distribute our Cardiovascular portfolio of RAMP® products in the U.S. exclusively to hospitals with less than 150 beds.

▪
On January 24, 2013, we entered into a nonexclusive distribution agreement with Fisher HealthCare, part of Thermo Fisher Scientific, to distribute our Infectious Disease portfolio of RAMP® products in the U.S.

RESULTS OF OPERATIONS

For the three months period ended March 31, 2013 and 2012:

Revenues, Cost of Goods Sold and Gross Margin (in thousands)

Revenue
	Three Months Ended March 31,		Change 2012 to 2013
	2013	2012	Increase / (Decrease)	Percent Change
Product Sales	3,561	2,982	579	19%
Cost of Sales	1,965	1,712	253	15%
Gross profit on product sales	1,596	1,270	326	26%
Gross margin	44.8%	42.6%	2.2%	5%

Revenues increased 19% or $579,000 during the three month period ended March 31, 2013 as compared to March 31, 2012.  The change in total revenue is due to the following:

•
Infectious Diseases sales have increased 868%, or $408,000, primarily due to the seasonal increase in the demand for Influenza tests during the first quarter based on the severity of the recent annual Influenza season. Influenza A+B test kits, in general, are a seasonal product with the majority of our sales for these products occurring typically in the first and fourth quarters.

•	Cardiovascular sales have increased 6%, or $162,000, primarily due to increases in sales to key distributors in China and Russia offset by the sum of variances across several different markets.
•	Biodefense and environmental sales have increased by 4% or $9,000 due to timing of orders.

Gross Margin

Gross profit on product sales increased by $326,000 during the three month period ended March 31, 2013 as compared to the comparative period ended March 31, 2012.  The change in the gross profit is primarily due to the 19% increase in product sales and the increase in gross margin from 42.6% in 2012 to 44.8% in 2013.  This increase is primarily due to:

•	An increase in Infectious Disease, Biodefense, and West Nile Virus tests which are sold at higher average selling prices and at higher gross margin percentages in relation to cardiovascular sales; and
•
A $179,000 decrease in total manufacturing costs incurred spread over the relative same level of production as 2012 combined with an increase in manufacturing efficiency during the quarter resulting in lower costs per test cartridge produced.

Operating Expenses (in thousands)

	Three Months Ended March 31,		Change 2012 to 2013
	2013	2012	Increase / (Decrease)	Percent Change
Research and development	555	690	(135)	(20%)
General and administrative	825	870	(45)	(5%)
Sales and marketing	484	254	230	91%
Total Operating Expenses	1,864	1,814	50	3%

Research and Development Expenses

Research and Development Expenses decreased by 20%, or $135,000 during the three month period ended March 31, 2013 in comparison to the same period ended March 31, 2012.  The decrease is primarily due to a $90,000 decrease in salaries and wages as a result of government funding received supporting a portion of development salaries and a lower headcount compared to 2012.  In addition, there was a $50,000 decrease in product development costs due to the timing of the clinical development of our new assay for D-dimer in 2012.

General and Administrative Expenses

General and Administrative Expenses decreased by 5%, or $45,000 during the three month period ended March 31, 2013 in comparison to the same period ended March 31, 2012.  The decrease is primarily due to an $115,000 decrease in professional fees for interim CEO and CFO services provided in 2012, a $98,000 decrease in legal expenses, and a $44,000 decrease in recruiting expenses incurred in 2012 related to the hiring of our CEO.  These decreases were offset by an $111,000 increase in stock based compensation and a $97,000 increase in salaries and wages for a permanent CEO and CFO.

Sales and Marketing Expenses

Sales and Marketing Expenses increased by 91%, or $230,000 during the three month period ended March 31, 2013 in comparison to the same period ended March 31, 2012.  The increase is primarily due to a $179,000 increase in salaries and wages and stock based compensation due to the addition of sales and marketing personnel in the U.S. and China, a $55,000 increase in consulting fees primarily related to website development and rebranding projects, and a $41,000 increase in travel and administrative expenses related to the above additional personnel.  These increases were offset by a $58,000 decrease in legal costs incurred in 2012 related to business development work in 2012.

Other Expense (Income), Net (in thousands)

	Three Months Ended March 31,		Change 2012 to 2013
	2013	2012	Increase / (Decrease)	Percent Change
Interest expense	177	187	(10)	(5%)
Interest income	(4)	(5)	(1)	(20%)
Other income	(58)	-	58	100%
Foreign exchange (gain)loss	6	(23)	(29)	(126%)
Unrealized loss on revaluation of warrant liability	9,575	5,001	(4,574)	100%
Total Other Expenses / (Income)	9,696	5,160	(4,536)	(88%)

Interest Expense

Interest expenses decreased by 5%, or $10,000 during the three month period ended March 31, 2013 compared to the same period ended March 31, 2012.  The decrease is primarily due to a reduction in the interest paid on the repayable leasehold improvement allowance as a result of a decrease in principal in 2013 versus 2012.

Interest Income

Interest income decreased by 20% during the three month period ended March 31, 2013 compared to the same period ended March 31, 2012.  Interest is earned on our cash on hand and short term investments and has decreased due to a lower average cash balance in the first quarter of 2013 versus the same quarter last year.

Other Income

Other income increased by 100% during the three month period ended March 31, 2013 compared to the same period ended March 31, 2012.  Other income represents cash received upon the demutualization of our insurance provider.

Foreign exchange (gain)/loss

Foreign exchange loss increased by $29,000 during the three month period ended March 31, 2013 compared to the same period ended March 31, 2012.  Foreign exchange gains and losses are largely due to U.S. dollar balances of cash and cash equivalents, accounts receivable and accounts payable affected by the fluctuations in the value of the U.S. dollar as compared to the Canadian dollar.

Unrealized loss on revaluation of warrant liability

The unrealized loss on revaluation of the warrant liability is solely due to the mark-to-market revaluation of the outstanding warrants each reporting period.  The fair market value of the liability increased from December 31, 2013 resulting in an unrealized loss of $9.6 million.  The fair market value is calculated using a Black-Scholes model with inputs for volatility, risk free interest rate, and expected life of the warrants.  The primary reason for the increase in the value of the liability is the increase in the fair market value of the shares of the Company at March 31, 2013 due to an increase in our share price since December 31, 2012.  A small change in the estimates used in the Black-Scholes pricing model may have a relatively large change in the estimated valuation of the common stock warrants.

Liquidity and Capital Resources

Total cash and cash equivalents and working capital at March 31, 2013, and December 31, 2012 were as follows (in thousands):

As at,	March 31, 2013	December 31, 2012
Cash and cash equivalents	2,082	2,080
Percentage of total assets	14%	14%
Working capital	(9,886)	(642)
Warrant liability	12,793	3,699
Working capital, excluding Warrant liability	2,907	3,057

As at March 31, 2013, the Company had a negative working capital balance.  Included in current liabilities is a warrant liability that is required to be measured at fair value and is presented as a current liability in accordance with ASC 815.  Each warrant may only be exercised on a net cashless exercise basis and no warrant may be exercised at a time when the exercise price equals or exceeds the current market price meaning the potential settlement of any warrant does not require any cash disbursement.  Without taking into account the warrant liability mentioned above, the Company’s working capital as at March 31, 2013 is $2.9 million (December 31, 2012 - $3.1 million).  This decrease of $0.2 million is primarily due to the cash used in investing and financing activities as described below.

Financial Condition

The Company has financed its operations primarily through equity financings. As of March 31, 2013, the Company has raised approximately $103.0 million from the sale and issuance of equity securities and debt, net of issue costs.

The Company has sustained continuing losses since its formation and at March 31, 2013, had a deficit of $122.1 million and historically, has incurred negative cash flows from operations. Cash flows from operations are generally impacted favorably by an increase in the level of our quarterly sales however continuing quarter over quarter growth also requires additional working capital in the form of higher accounts receivable and greater inventory balances to meet the increased demand. Although cash flows from operations were positive this quarter, we expect that we will have net negative cash flow from operations over the next several quarters until our growth initiatives provide sustained cash flow positive income (net income (loss) excluding items not involving cash) and sufficient cash flow to offset the additional working capital required to support the growth. In addition, we continue to require cash for the repayment of our leasehold improvement allowance as described below under “Cash used in Financing Activities” and cash for capital asset purchases as described below under “Cash used in Investing Activities” which we do not expect to increase materially until additional sources of funding, if any, are secured. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management has been able, thus far, to finance the operations through a series of equity financings and the management of working capital. Management will continue, as appropriate, to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. In view of these conditions, the ability of the Company to continue as a going concern is dependent upon its ability to obtain such financing and, ultimately, on achieving profitable operations. The outcome of these matters cannot be predicted at this time.

Ongoing Sources and Uses of Cash

Changes in Cash Flows

Changes in cash flows were as follows (in thousands):

For the Three Months Ended March 31,	2013	2012
Cash generated from (used in) operating activities	126	(2,278)
Cash used in investing activities	(35)	(30)
Cash used in financing activities	(89)	(80)
Increase (decrease) in cash during the period	$2	$(2,388)

As at March 31, 2013, the Company had a cash and cash equivalents balance of $2.1 million as a result of a $2,000 increase in cash during the period.  The cash increase was a result of cash generated from operating activities exceeding the cash used in investing and financing activities as described below:

Cash Generated from (Used in) Operating Activities

Cash generated from operating activities during the three month period ended March 31, 2013 was $126,000 whereas cash used in operating activities during the three month period ended March 31, 2012 was $1.8 million.  The net cash generated from operating activities in 2013 was primarily the result of the net change in non-cash working capital of $148,000.  The net change in non-cash working capital related to operations consists of the following (in thousands):

For the Three Months Ended March 31,	2013	2012
Trade receivables	(318)	(683)
Other receivables	(111)	26
Inventories	(73)	(194)
Prepaid expenses and other	(45)	(100)
Accounts payable and accrued liabilities	666	(912)
Deferred revenue	29	42
Total change in non-cash working capital	$148	$(1,821)

Explanations of the more significant net changes in working capital during the three month period ended March 31, 2013 are as follows:

•	Accounts payable and accrued liabilities increased from $1.9 million to $2.6 million as a result of the timing of payments made to certain vendors for working capital management purposes.
•
Receivable balances increased from $1.7 million to $2.1 million due to the timing of sales made during the quarter in addition to the increase in government funding claims made during the month of March.

•	Inventory balances increased from $1.8 million to $1.9 million as a result of the timing of raw material purchases made during the quarter.

Cash Used in Investing Activities

Net cash used in investing activities for the three month period ended March 31, 2013 and 2012 was $35,000 and $30,000 respectively which represents cash that was used for the purchase of demonstration equipment.

Cash Used in Financing Activities

Net cash used in financing activities for the three month period ended March 31, 2013 and 2012 was $89,000 and $80,000 respectively which represents cash that was used in the repayment of the leasehold improvement allowance.  The increase is due to the increase of principal paid on every payment made to our landlord as per the loan’s amortization schedule.

Off-Balance-Sheet Arrangements

The Company does not have any off-balance sheet financing arrangements at March 31, 2013.

Tabular Disclosure of Contractual Obligations

There have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as contained in our Annual Report on Form 10-K filed by the Company with the SEC on March 15, 2013.

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

Our significant accounting policies are discussed in Note 3, “Significant Accounting Policies,” to the consolidated financial statements included in Item 8 of Form 10-K filed with the SEC on March 15, 2013. We believe that the following are our most critical accounting policies and estimates, each of which is critical to the portrayal of our financial condition and results of operations and requires our most difficult, subjective and complex judgments. Our management has reviewed our critical accounting policies and the related disclosures with the Audit Committee of our Board of Directors.

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

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our 2012 Form 10-K filed with the SEC on March 15, 2013. Since the date of our 2012 Form 10-K, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.

See note 3, “Recent Accounting Pronouncements,” of the consolidated financial statements in Item 1 for information related to the adoption of new accounting standards in 2013, none of which had a material impact on our financial statements, and the future adoption of recently issued accounting standards, which we do not expect to have a material impact on our financial statements.

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

During the quarter ended March 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are not profitable and have had negative cash flow from operations.  Based on our current cash resources, expected cash burn, and anticipated revenues, we expect that we can maintain operations through the first quarter of 2014. We may need to raise additional capital to fund our operations. We have relied primarily on debt and equity financings to fund our operations and commercialize our products.  Additional capital may not be available, at such times or in amounts as needed by us.  Even if capital is available, it might be on adverse terms.  Any additional equity financing will be dilutive to our shareholders.  If access to sufficient capital is not available as and when needed, our business will be materially impaired and we may be required to cease operations, curtail one or more product development programs, attempt to obtain funds through collaborative partners or others that may require us to relinquish rights to certain technologies or product candidates, or we may be required to significantly reduce expenses, sell assets, seek a merger or joint venture partner, file for protection from creditors or liquidate all our assets.

Our inability to generate sufficient cash flows may result in our Company not being able to continue as a going concern.

We have incurred significant losses to date.  As at March 31, 2013, we had an accumulated deficit of $122.1 million and have only generated positive cash flow from operations in this quarter.  Accordingly, there is substantial doubt about our ability to continue as a going concern.  We may need to seek additional financing to support our continued operation; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. In view of these conditions, our ability to continue as a going concern is dependent upon our ability to obtain such financing and, ultimately, on achieving profitable operations.  The outcome of these matters cannot be predicted at this time. The consolidated financial statements for the period ended March 31, 2013 do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should we be unable to continue in business. Such adjustments could be material.

We have incurred substantial operating losses to date.  We expect these losses to continue for the near future.  If we are unable to generate sufficient revenue, positive cash flow or earnings, or raise sufficient capital to maintain operations, we may not be able to continue operating our business and be forced to sell our Company or liquidate our assets.

We have evolved from a pure development company to a commercial enterprise but to date have realized minimal operating revenues from product sales.  As of March 31, 2013, we have incurred cumulative losses since inception of $122.1 million.  For the three months ended March 31, 2013 and 2012, we have incurred losses of $10.0 million and $5.7 million respectively.  We currently are not profitable and expect operating losses to continue.  Generating revenues and profits will depend significantly on our ability to successfully develop, commercialize, manufacture and market our products.  The time necessary to achieve market success for any individual product is uncertain.  No assurance can be given that product development efforts will be successful, that required regulatory approvals can be obtained on a timely basis, if at all, or that approved products can be successfully manufactured or marketed.  Consequently, we cannot assure that we will ever generate significant revenue or achieve or sustain profitability.  As well, there can be no assurance that the costs and time required to complete commercialization will not exceed current estimates.  We may also encounter difficulties or problems relating to research, development, manufacturing, distribution and marketing of our products.  In the event that we are unable to generate adequate revenues, cash flow or earnings, to support our operations, or we are unable to raise sufficient capital to do so, we may be forced to cease operations and either sell our business or liquidate our assets.

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

During the second half of fiscal year 2008, the global financial crisis, particularly affecting the credit and equity markets, accelerated and the global recession deepened, with an exceptionally weak global economy in 2009 and 2010 followed by a mixed economic performance during 2011 and 2012. Though we cannot predict the extent, timing or ramifications of the global financial crisis and the economic outlook in different economies, we believe that the current downturn in the world's major economies and the constraints in the credit markets have heightened or could heighten a number of material risks to our business, results of operations, cash flows and financial condition, as well as our future prospects, including the following:

•
Credit availability and access to equity markets — Continued issues involving liquidity and capital adequacy affecting lenders could affect our ability to fully obtain credit facilities or additional debt and could affect the ability of any lenders to meet their funding requirements when we need to borrow. Further, the high level of volatility in the equity markets and a decline in our stock price may make it difficult for us to access the equity markets for additional capital at attractive prices, if at all. If we are unable to obtain credit, or access the capital markets, where required, our business could be negatively impacted.

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

We generally operate with a limited order backlog, because we ship our products shortly after we receive the orders from our customers. As a result, our product sales in any quarter are generally dependent on orders that we receive and ship in that quarter. As a result, any such revenue shortfall would immediately materially and adversely impact our operating results and financial condition.  The sales cycle for our products can fluctuate, which may cause revenue and operating results to vary significantly from period to period. We believe this fluctuation is primarily due (i) to seasonal patterns in the decision-making processes by our independent distributors and direct customers, (ii) to inventory or timing considerations by our distributors (iii) to the purchasing requirements by various international governments to acquire our products and (iv) ordering frequency of our distributors and direct customers. In addition, distributors may fail to make minimum purchases, may change their own business priorities and interests without notifying us in advance, may violate distribution agreements or may not renew upon the expiration of current distribution agreements.

Accordingly, we believe that period to period comparisons of our results of operations are not necessarily meaningful.  In the future, our periodic operating results may vary significantly depending on, but not limited to, a number of factors, including:

•	new product announcements made by us or our competitors;
•	changes in our pricing structures or the pricing structures of our competitors;
•	our ability to develop, introduce and market new products on a timely basis, or at all;
•	the timing and size of orders from our distributors;
•	the seasonality of sales of our Flu A+B products and the impact on demand based on the severity of the Flu season;
•	our ability to maintain existing distributors and grow our Cardiovascular and Flu A+B and RSV testing revenues;
•	our manufacturing capacities and our ability to increase the scale of these capacities;
•	the mix of product sales between our instruments and our consumable products;
•	our ability to take advantage of supply constraints by our competitors due to regulatory and other issues;
•	the amount we spend on research and development; and
•	changes in our strategy.

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

We rely on a limited number of third party distributors to market and sell our products in China

We sell in China through an exclusive distributor for RAMP® branded products, O&D Biotech Co. Ltd., China (O&D), and an exclusive distributor for private labeled OEM products, Wondfo Biotech Co. Ltd. (Wondfo).  Sales to O&D accounted for 41% of our total product sales during the three months ended in March 31, 2013.  If O&D underperforms we may not be able to generate alternative distribution channels rapidly enough to prevent a significant disruption in sales generated in China, which would have an adverse impact on our business performance.

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

In May 2007, we entered into an agreement to lease a multi-use, 46,000 square foot facility in Vancouver, British Columbia, Canada.  This facility, which the company has occupied as its main operation center since 2008, is significantly larger than required for our near term production requirements.  The excess space is difficult to sublease due to the current layout of the company’s manufacturing operations and the significant availability of space in other buildings in the local real estate market.  In addition to rental payments for the facility, we are obligated to repay with interest over the next 10 years the $6.4 million balance due as of March 31, 2013 on the repayable leasehold improvement allowance.

We believe that the financial obligation associated with this facility lease and associated liabilities represent a total facilities cost significantly above the current real estate market prevailing lease rates.  This factor, together with the excessive size of the facility, may adversely affect the company’s financial performance.

Should there be a downturn in our business or the markets in which we compete, we may not achieve maximum utilization of our facility.  As a result, we may then seek an alternative use for all or a portion of the property or seek to sub-lease some or all of our property.  We may experience unanticipated decreases in productivity and other losses due to inefficiencies relating to any such transition, or delays in obtaining any required approvals or clearances from regulatory agencies related to the validation of any new manufacturing facilities.  For instance, the scale-up of manufacturing at our planned facility could result in lower than expected manufacturing output and higher than expected product costs.

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

Single-source suppliers provide some key components, in particular antibodies, used in the manufacture of our products.  We do not have supply agreements with all of our single-sourced suppliers. We are currently negotiating supply agreements for some of the key reagents that we use.  Although we maintain inventories of some key components, including antibodies, any loss or interruption in the supply of a sole-sourced component or raw material would have a material adverse effect on our ability to manufacture these products until a new source of supply is qualified and, as a result, may temporarily or even permanently prevent us from being able to sell our products.  Given the nature of variations in biological raw materials, a new supply source of antibodies may require considerable time and resources to develop manufacturing procedures to meet the required product performance levels for commercial sale. Additionally, it may require us to enter into supply agreements on commercial reasonable terms with the new suppliers to ensure supply, or at all, there could be a material adverse effect on our ability to manufacture product for commercial sale.

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

All of our test kits, or Kits, are currently produced in-house and our portable fluorescence readers, or Readers, are manufactured and supplied to us under contract.  We have qualified a local contract manufacturer for Readers.  To meet the projected demand for our products, we will require additional equipment to scale up our manufacturing processes.  Some of this equipment will require customization that may increase the lead-time from the supplier.  If demand for our products significantly exceeds forecast, or if the third party manufacturers of Readers or manufacturing equipment are unable to deliver to us on schedule, we may not be able to meet customer requirements.

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

The Company determined that material weaknesses had existed in the Company’s internal control over financial reporting in 2010 and 2011, and as a result, had concluded that the respective disclosure controls and procedures and internal control over financial reporting were not effective at the time.  Management has addressed the past ineffectiveness of its disclosure controls and procedures and internal controls over financial reporting through improved processes put in place, monitoring of the design and effectiveness of its controls, and changing the management team.  As a result of these past material weaknesses, we or our current or former officers, directors and employees may be subject to investigation by the SEC or Canadian securities regulators, and civil or criminal sanctions, or shareholder lawsuits, any of which could result in a significant expense whether directly or indirectly through the Company’s statutory or contractual obligations to indemnify such persons, and require significant investments of management time, which may prevent management from focusing its efforts on our business operations.

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

Our future growth will depend upon, among other factors, our ability to successfully develop new products and to make product improvements to meet evolving market needs.  Although we believe that we have the scientific and technical resources available, future products will nevertheless be subject to the risks of failure inherent in the development of products based on innovative technologies.  Any specific new product in research and development may face technical challenges that may significantly increase the costs to develop that product, cause delays to commercialization or prevent us from commercializing that product at all.  Additionally, our currently constrained financial resources may limit our ability to develop new products and technologies.  Although we expect to continue to expend resources on research and development efforts, to enhance existing products and develop future ones, we are unable to predict whether research and development activities will result in any commercially viable products.  There can be no assurance that we will be able to successfully develop future products and tests, which would prevent us from introducing new products in the marketplace and negatively impact our ability to grow our revenues and become profitable.

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

As of March 31, 2013, we had outstanding stock options to purchase an aggregate of 1,173,262 shares, at exercise prices between $1.02 and $146.00 and warrants to purchase an aggregate of 4,333,272 shares at an exercise price of $1.492, which in total represents 46% of our fully diluted outstanding share capitalization at that date.  To the extent that these outstanding options and warrants are exercised, considerable dilution to the interests of our shareholders will occur.

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

101
The following materials from Response Biomedical Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) unaudited Consolidated Statements of Loss and Comprehensive Loss for the three months ended March 31, 2013 and 2012, (ii) unaudited Consolidated Balance Sheets as of March 31, 2013, (iii) audited Consolidated Balance Sheets as of December 31, 2012, (iv) unaudited Consolidated Statements of Shareholders’ Equity/Deficit  (v) unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (vi) unaudited Notes to Consolidated Financial Statements

   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Response Biomedical Corp.
(Registrant)

Date:	May 14, 2013	/s/ Jeffrey L. Purvin
Jeffrey L. Purvin
Chief Executive Officer

Date:	May 14, 2013	/s/ William J. Adams
William J. Adams
Chief Financial Officer