Form 10-Q
period 2013-06-30
RESPONSE BIOMEDICAL CORP
filed 2013-08-13
CIK 806888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,577,644 as of July 28, 2013.

 Response Biomedical Corp.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  In some cases, you can identify forward-looking statements by terms such as "may", "will", "should", "could", "would", "hope", "expects", "plans", "intends", "anticipates", "believes", "estimates", "projects", "predicts", "potential" and similar expressions intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to future events, future results, and future economic conditions in general and statements about:

●     Our future strategy, structure, and business prospects;

●     The development of new products, regulatory approvals of new and existing products and the expansion of the market for our current products;

●     Implementing aspects of our business plan and strategies;

●     Our ability to attain and maintain profitability;

●     Our financing goals and plans;

●     Our existing working capital and cash flows and whether and how long these funds will be sufficient to fund our operations; and

●     Our raising of additional capital through future equity and debt financings.

These statements involve known and unknown risks, uncertainties and other factors, including the risks described in Part II of this Quarterly Report on Form 10-Q, which may cause our actual results, performance or achievements to be materially different from any future results, performances, time frames or achievements expressed or implied by the forward-looking statements.  Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements.  Information regarding market and industry statistics contained in this Quarterly Report on Form 10-Q is included based on information available to us that we believe is accurate.  It is generally based on academic and other publications that are not produced for purposes of securities offerings or economic analysis.  We have not reviewed or included data from all sources and cannot assure you of the accuracy of the market and industry data we have included.

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

Response Biomedical Corp.

Consolidated Financial Statements

(Unaudited)

(Expressed in Thousands of Canadian dollars, Except Share Data)

As of June 30, 2013 and December 31, 2012 and for the Three and Six Month Periods Ended June 30, 2013 and 2012.

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED BALANCE SHEETS

(See Note 2 – Basis of Presentation and Going Concern Uncertainty)

(Unaudited)

(In thousands of Canadian dollars)

	June 30, 2013	December 31, 2012
ASSETS	$	$
Current
Cash and cash equivalents	1,340	2,080
Trade receivables, net	1,567	1,483
Other receivables	88	187
Inventories [note 5]	1,909	1,791
Prepaid expenses and other	259	211
Total current assets	5,163	5,752
Long-term prepaid expenses	93	93
Restricted deposits [note 7]	901	901
Property, Plant and Equipment	7,135	7,602
Total assets	13,292	14,348

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current
Accounts payable and accrued liabilities [notes 6 and 9]	2,243	1,897
Lease inducements - current portion [note 7]	171	173
Repayable leasehold improvement allowance - current portion [note 7]	391	370
Deferred revenue - current portion	189	255
Warrant liability [notes 4 and 8]	8,242	3,699
Total current liabilities	11,236	6,394
Lease inducements [note 7]	1,450	1,535
Repayable leasehold improvement allowance [note 7]	5,881	6,082
Deferred revenue	11	16
Total liabilities	18,578	14,027
Commitments and contingencies [notes 10 and 12]
Shareholders' deficit
Common shares [note 8]	99,852	99,289
Additional paid-in capital [note 8]	13,654	13,203
Deficit	(118,792)	(112,171)
Total shareholders' (deficit)/equity	(5,286)	321
Total liabilities and shareholders’ (deficit)/equity	13,292	14,348

 See accompanying notes

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands of Canadian dollars, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	$	$	$	$
REVENUE
Product sales [note 11]	2,748	3,038	6,309	6,020
Cost of sales [notes 5, 8, and 10]	1,606	1,888	3,571	3,601
Gross profit on product sales	1,142	1,150	2,738	2,419

EXPENSES [notes 8, 9, and 10]
Research and development	560	907	1,114	1,597
General and administrative	1,038	1,366	1,863	2,236
Sales and marketing	532	354	1,016	609
Total operating expenses	2,130	2,627	3,993	4,442

OTHER EXPENSES (INCOME)
Interest expense [note 7]	175	185	351	372
Interest income	(4)	(10)	(7)	(15)
Other income	-	-	(58)	-
Income tax expense	14	-	14
Foreign exchange gain	(46)	(48)	(39)	(71)
Unrealized (gain) loss on revaluation of warrant liability [note 4]	(4,470)	(3,995)	5,105	1,006
Total other expenses/(income)	(4,331)	(3,868)	5,366	1,292

Net income (loss) and comprehensive income (loss) for the period	3,343	2,391	(6,621)	(3,315)

Income (loss) per common share - basic [note 8]	0.51	0.37	(1.01)	(0.51)

Loss per common share - diluted [note 8]	(0.14)	(0.23)	(1.01)	(0.51)

Weighted average number of common shares outstanding - basic [notes 1 and 8]	6,574,358	6,454,894	6,536,494	6,454,382

Weighted average number of common shares outstanding - diluted [notes 1 and 8]	8,885,549	7,102,046	6,536,494	6,454,382

See accompanying notes

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY/ (DEFICIT)

 (Unaudited)

(In thousands of Canadian dollars, except share data)

	Common Stock Issued and Outstanding		Additional paid in capital	Deficit	Total Shareholders' Equity
	# of shares	$	$	$	$
Balance at December 31, 2011	6,453,873	99,276	12,590	(106,890)	4,976
Net loss	-	-	-	(5,281)	(5,281)
Net shares issued upon exercise of warrants	1,333	13			13
Stock-based compensation expense			613		613
Balance at December 31, 2012	6,455,206	99,289	13,203	(112,171)	321
Net loss	-	-	-	(6,621)	(6,621)
Net shares issued upon exercise of warrants	122,458	563			563
Stock-based compensation expense			316		316
Restricted share units issued to settle a liability			135		135
Balance at June 30, 2013	6,577,664	99,852	13,654	(118,792)	(5,286)

See accompanying notes

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of Canadian dollars)

Six Months Ended June 30,	2013	2012
OPERATING ACTIVITIES	$	$
Net loss for the period	(6,621)	(3,315)
Add (deduct) items not involving cash:
Depreciation of property, plant and equipment	516	565
Amortization of deferred lease inducements	(86)	(84)
Stock-based compensation	316	403
Unrealized loss on revaluation of warrant liability	5,105	1,006
Changes in non-cash working capital:
Trade receivables	(84)	(128)
Other receivables	97	11
Inventories	(118)	(213)
Prepaid expenses and other	(48)	(141)
Accounts payable and accrued liabilities	482	(1,675)
Deferred revenue	(71)	(79)
Cash used in operating activities	(512)	(3,650)

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(48)	(90)
Cash used in investing activities	(48)	(90)

FINANCING ACTIVITIES
Repayment of repayable leasehold improvement allowance	(180)	(161)
Cash used in financing activities	(180)	(161)

Decrease in cash during the period	(740)	(3,901)
Cash and cash equivalents, beginning of period	2,080	7,355
Cash and cash equivalents, end of period	1,340	3,454

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

The RAMP® System is a portable fluorescence immunoassay-based diagnostic technology that combines the performance of a clinical lab with the convenience of a dipstick test, establishing a new paradigm in diagnostic testing. Immunoassays are extremely sensitive and specific tests used to identify and measure small quantities of materials, such as proteins. A large variety of biological molecules and inorganic materials can be targeted. Accordingly, the RAMP® technology is applicable to multiple distinct market segments and many products within those segments. RAMP® tests are now commercially available for use in the early detection of heart attack, congestive heart failure, venous thromboembolism, influenza A+B, the respiratory syncytial virus, environmental detection of West Nile Virus, and biodefense applications including the rapid on-site detection of anthrax, smallpox, ricin and botulinum toxin.

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

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and liabilities and the settlement of commitments in the normal course of business. During the six months ended June 30, 2013, the Company has incurred a net loss of $6.6 million and had negative cash flows from operations of $0.5 million. As of June 30, 2013, the Company had a cash balance of $1.3 million, an accumulated deficit of $118.8 million, a shareholders’ deficit of $5.3 million, and a negative working capital balance of $6.1 million. In addition, the Company has various operating leases and purchase commitments for inventory (see note 10). Included in current liabilities is a warrant liability in the amount of $8.2 million that is required to be measured at fair value and is presented as a current liability in accordance with ASC 815. Each warrant may only be exercised on a net cashless exercise basis and no warrant may be exercised at a time when the exercise price equals or exceeds the current market price meaning the potential settlement of any warrant does not require any cash disbursement. Without taking into account the warrant liability mentioned above, current assets exceed current liabilities by $2.2 million.

The ability of the Company to continue as a going concern is uncertain and dependant on the Company’s ability to obtain additional financing to fund ongoing operations. Management has, thus far, financed the operations through a series of equity financings. Management will continue, as appropriate, to seek other sources of financing, including equity and debt, on favorable terms. However, there are no assurances that any such financing can be obtained on favorable terms, if at all. Management believes that without additional financing, based on the current level of operations, and excluding out of the ordinary cash management measures, the Company’s cash and cash equivalents balances, including cash generated from operations, will not be sufficient to meet the anticipated cash requirements beyond mid-fourth quarter, 2013. If additional financing is not obtained, the Company may be required to significantly reduce, restructure or cease operations. In view of these conditions, there is substantial doubt over the Company’s ability to continue as a going concern as it is dependent on financing and ultimately achieving profitable operations, the outcome of which cannot be predicted at this time. The consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. Such adjustments could be material.

Stock Consolidation

On June 19, 2012, the Company’s shareholders authorized a 20 to 1 consolidation of its issued and outstanding common shares (the “Consolidation”). The Company’s Board of Directors determined to proceed with the Consolidation on August 16, 2012 that became effective on September 24, 2012. All references to common shares, common shares outstanding, weighted-average number of shares outstanding, and per share amounts in these consolidated financial statements and notes to consolidated financial statements have been restated to reflect the Consolidation. In addition, references to stock options have also been restated to reflect the Consolidation. The number of stock options available for grant, exercised, and outstanding have been consolidated on the basis of every twenty (20) stock options being consolidated into one (1) stock option and the exercise price of each stock option has been multiplied by twenty (20) to account for the consolidation. Finally, as a result of the Consolidation, the number of shares each common share purchase warrant can purchase was reduced from one (1) to one-twentieth (1/20th) and the exercise price was adjusted to $1.492 per whole common share.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board issued updated authoritative guidance requiring entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The Company adopted this guidance effective January 1, 2013. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

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

The fair value hierarchy level at which a financial instrument is categorized is determined on the basis of the lowest level input that is significant to the fair value measurement (in thousands):

Financial Instrument carried at fair value as of June 30, 2013

	Level 1	Level 2	Level 3	Total
Liabilities	$	$	$	$
Warrant Liability	-	-	8,242	8,242

As of June 30, 2013, the warrant liability is recorded at its fair value of $8.2 million. The Company reassesses the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, contractual term of the warrant, and risk-free interest rate (refer to note 8[e]). The computation of expected volatility was based on the historical volatility of the Company’s stock. A small change in the estimates used in the Black-Scholes pricing model may have a relatively large change in the estimated valuation of the common stock warrants.

The following table presents the changes in fair value of the Company’s total Level 3 financial liabilities for the six month period ended June 30, 2013 (in thousands):

	Balance at December 31, 2012	Unrealized loss	Exercise of Warrants	Balance at June 30, 2013
Warrant Liability	$3,699	$5,106	$(563)	$8,242

The unrealized loss recorded during the six months ended June 30, 2013 is the result of an increase in the market price of the Company’s shares, which is an input into the pricing model noted above.

Quantitative information about unobservable inputs used in Level 3 fair value measurements is presented below:

	Valuation Technique	Unobservable Input	As at June 30, 2013	As at December 31, 2012
Warrant Liability	Option Model	Stock Price Volatility	132%	128%

A 5% increase in stock price volatility would cause a corresponding $130,000 increase to the Warrant Liability ($100,000 – December 31, 2012) and a 5% decrease in stock price volatility would cause a $140,000 decrease to the Warrant Liability ($100,000 – December 31, 2012).

5. INVENTORIES

Inventories are comprised of the following (in thousands):

	June 30, 2013	December 31, 2012
	$	$
Raw materials	796	684
Work in progress	243	381
Finished goods	870	726
	1,909	1,791

The carrying value of inventory as of June 30, 2013 includes a provision for lower of cost and market value on the Company’s reader inventory in the amount $80,000 [December 31, 2012 - $81,000]. The carrying value of inventory as of June 30, 2013 also includes a writedown and a provision for expired and damaged inventory in the amount of $134,000 [December 31, 2012 - $59,000]. For the three and six month periods ended June 30, 2013, inventory write-down charges were $111,000 and $163,000 [2012 - $10,000 and 67,000].

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities comprise (in thousands):

	June 30, 2013	December 31, 2012
	$	$
Trade accounts payable	666	521
Employee related accounts payable and accrued liabilities	811	684
Royalties	223	166
Other accrued liabilities	543	526
	2,243	1,897

7. LEASE INDUCEMENTS

Lease agreements entered into by the Company for its offices provides for lease inducements to be provided by the landlord to the Company which are summarized as follows (in thousands):

	June 30, 2013	December 31, 2012
	$	$
Current Portion
Rent-free inducement [i]	56	58
Non-repayable leasehold improvement allowance [ii]	115	115
	171	173
Repayable leasehold improvement allowance [iii]	391	370
Total Current Portion	562	543

Long-Term Portion
Rent-free inducement [i]	466	493
Non-repayable leasehold improvement allowance [ii]	984	1,042
	1,450	1,535
Repayable leasehold improvement allowance [iii]	5,881	6,082
Total Long-Term Portion	7,331	7,617
Total	7,893	8,160

During the year ended December 31, 2007, the Company entered into a 15 year facility lease agreement [note 10[c][i]]. The agreement provides for lease inducements to be provided by the landlord to the Company which are summarized as follows:

The lease inducements disclosed on the consolidated balance sheets as a result of these benefits is comprised of the following:

[i]      In 2007, the Company entered into a long-term facility lease agreement that included an eight and one half month rent-free period from May 17, 2007 to February 1, 2008. The lease inducement benefit arising from the rent-free period is being amortized on a straight-line basis over the term of the operating lease as a reduction to rental expense. Amortization for the three and six month periods ended June 30, 2013 amounted to a reduction of rental expense $14,000 and $27,000 [2012 - $14,000 and $27,000].

[ii]      The Company received a non-repayable allowance for an amount of $1.7 million for expenditures related to general upgrades to the facility. The lease inducement benefit arising from the non-repayable leasehold improvement allowance is being amortized on a straight-line basis over the balance of the term of the lease beginning April 1, 2008 as a reduction to rental expense. Amortization for the three and six month periods ended June 30, 2013 amounted to a reduction of rental expense of $29,000 and $57,000 [2012 - $29,000 and $57,000].

[iii]     The Company received a repayable leasehold improvement for an amount of $7.8 million used for additional improvements to the facility. This lease inducement is being repaid over the term of the operating lease commencing February 1, 2008 at approximately $88,500 per month including interest calculated at an interest rate negotiated between the Company and the landlord. Principal repayments for the three and six month periods ended June 30, 2013 amounted to $91,000 and $180,000 [2012 - $82,000 and $161,000] Interest payments for the three and six month periods ended June 30, 2013 amounted to $177,000 and $351,000 [2012 - $184,000 and $369,000].

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

At the Annual General and Special Meeting held June 18, 2013, the Company’s shareholders’ approved a change to the maximum number of the Company’s authorized shares under its 2008 stock option plan permitting a maximum of 20% of the issued and outstanding common shares outstanding at any point in time.

Of the 1,315,532 stock options authorized for grant under the 2008 Plan as at June 30, 2013, 135,273 stock options are available for grant.

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of optioned common shares #	Weighted average exercise price $
Balance at December 31, 2012	989,064	1.98
Options granted	207,670	3.09
Options forfeited	(15,912)	1.86
Options expired	(563)	133.49
Balance, June 30, 2013	1,180,259	2.12

At June 30, 2013, the following stock options were outstanding:

Range of exercise price $			Number of shares under option #	Weighted average remaining contractual life (years)	Weighted average exercise price $	Number of options currently exercisable #	Weighted average exercise price $
1.02	-	1.60	510,250	9.15	1.53	-	-
	2.20		459,101	8.76	2.20	322,781	2.20
3.00	-	3.10	206,390	9.73	3.09	-	-
6.80	-	8.20	2,249	2.58	7.79	560	7.79
23.00	-	24.00	2,269	1.06	23.38	1,557	23.55
1.02	-	24.00	1,180,259	9.07	2.12	324,898	2.31

The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model based on the assumptions noted in the following table:

Six Months Ended June 30,	2013	2012
Risk-free interest rates	1.66%	1.76%
Expected dividend yield	0%	0%
Expected life (in years)	5.7444	5.70
Expected volatility	123%	112%
Fair value per stock option	$2.68	$1.80

d]      Restricted share unit plan

At the Annual General and Special Meeting held June 18, 2013, the Company’s shareholders approved a new restricted share unit plan (“RSU Plan”). Under the plan, the Company may grant Restricted Share Units (“RSUs) to employees, directors, and eligible consultants which entitle each participant to either one common share of the Company on a time vested basis or a cash payout equal to the number of vested RSUs multiplied by the then current market value of the RSUs. The fair market value of the RSUs is determined based upon the number of RSUs granted and the quoted closing price of the Company’s stock on the trading day immediately preceding the date of determination. The duration of the vesting period and other vesting terms applicable to the grant of the RSUs shall be determined by the Board.

	Number of RSU’s #	Weighted average exercise price $
Balance at December 31, 2012	-	-
RSUs granted	53,258	2.54
Balance, June 30, 2013	53,258	2.54

The restricted share units that were granted during the 6 month period ended June 30, 2013 were to settle a director compensation liability that was recorded in Accounts payable and accrued liabilities. The $135,000 liability has been excluded from the change in accounts payable and accrued liabilities on the statement of cash flows.

Of the 164,441 RSUs authorized for grant under the RSU Plan as at June 30, 2013, 111,183 RSUs are available for grant.

e]     Deferred share unit plan

At the Annual General and Special Meeting held June 18, 2013, the Company’s shareholders approved a new non-employee director deferred share unit plan (“DSU Plan”). A Deferred Share Unit (“DSU”) is a right granted to non-employee directors which entitle each participant to either one common share of the Company on a time vested basis or a cash payout equal to the number of DSUs multiplied by the then current market value of the DSUs.   The fair market value of the DSU’s is determined based upon the number of DSUs granted and the quoted price of the Company’s stock on the trading day immediately preceding the determination date. The duration of the vesting period and other vesting terms applicable to the grant of the DSU’s shall be determined by the Board.

Of the 164,441 DSUs authorized for grant under the DSU Plan as at June 30, 2013, all are available for grant.

[f] Share-based compensation

The following table shows share-based compensation allocated by type of cost (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013 $	2012 $	2013 $	2012 $
Cost of sales	10	16	15	16
Research and development	13	27	22	30
General and administrative	148	352	262	355
Sales and marketing	10	2	17	2
	181	397	316	403

As of June 30, 2013, the total compensation expense to be recognized in future periods related to stock options granted amounts to $1,174,290, which is expected to be recognized over a weighted average service period of 2.56 years.

[g] Common share purchase warrants

Common share purchase warrant transactions and the number of warrants outstanding are summarized below:

	Number of warrants #	Weighted average exercise price $
Balance, December 31, 2012	89,976,289	0.0746
Exercise of warrants	(3,872,545)	0.0746
Balance, June 30, 2013	86,103,744	0.0746

As discussed in note 2, each warrant entitles the holder thereof to purchase 1/20th of a common share of the Company at a price of $1.492 per whole common share.

The estimated fair value of warrants issued is reassessed at each balance sheet date using the Black-Scholes option pricing model. The following assumptions were used to value the warrants on the following balance sheet dates:

	June 30, 2013	December 31, 2012
Risk-free interest rates	1.65%	1.33%
Expected dividend yield	0%	0%
Expected life (in years)	3.5	4
Expected volatility	132%	128%
Fair value of warrant	$0.0957	$0.0411

[h]     Earnings per common share

Basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all potential dilutive common shares outstanding using the treasury stock method. Dilutive potential common shares outstanding include outstanding warrants, stock options, and restricted share units.

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013 $	2012 $	2013 $	2012 $
Numerator:
Net income	$3,343	$2,391	$(6,621)	$(3,315)
Unrealized gain on revaluation of warrant liability	(4,470)	(3,995)	-	-
Net income available to common shareholders	$(1,127)	$(1,604)	$(6,621)	$(3,315)
Denominator:
Weighted average number of common shares outstanding - basic	6,574,358	6,454,894	6,536,494	6,454,382
Weighted average effect of dilutive securities:
Warrants	2,311,191	647,152	-	-
Weighted average number of common shares outstanding - diluted	8,885,549	7,102,046	6,536,494	6,454,382

1,180,259 stock options and 53,258 restricted share units have been excluded from the computation of diluted earnings per share for the three month period\ended June 30, 2013 as their inclusion would be anti-dilutive to our loss per share (2012 – 517,762 stock options were excluded). 86,103,744 warrants, 1,180,259 stock options, and 53,258 restricted share units have been excluded from the computation of diluted earnings per share for the six month period\ended June 30, 2013 as the Company has incurred a net loss during the period and their inclusion would be anti-dilutive to our loss per share (2012 - 89,985,289 warrants and 517,762 stock options were excluded).

The basic and diluted earnings per share for the three months and the six months ended June 30, 2012 has been adjusted to reflect the stock consolidation. In addition, the diluted earnings per share for the three months ended June 30, 2012 has been revised to reflect an adjustment to net income related to the unrealized gain on the revaluation of the warrant liability.

9. RELATED PARTY TRANSACTIONS

During the three and six month periods ended June 30, 2012, the Company incurred consulting fees to a director of $75,000 and $149,000, respectively. There were no such fees incurred during the three and six month periods ended June 30, 2013. These consulting fees have been fully paid as of June 30, 2013.

All related party transactions are recorded at their exchange amounts, established and agreed between the related parties.

10. COMMITMENTS

[a]     License agreements

[i]     The Company entered into a non-exclusive license agreement, effective July 2005, as amended September 2008, to use and sublicense certain technology (“Technology”) for one of the Company’s cardiac tests. In consideration for these rights, the Company paid a non-refundable license issuance fee of $2,000,000 in the first two years after execution of the agreement and is required to pay quarterly royalties on the sale of products that incorporate the Technology. For the three and six month periods ended June 30, 2013, the Company incurred an expense of $176,000 and $371,000 [2012 - $176,000 and $294,000] for royalties.

[ii]     The Company entered into a non-exclusive license and supply agreement, effective September 30, 2009 to purchase certain proprietary materials and use related intellectual property to manufacture and sell lateral flow immunoassay products. In consideration for these rights, the Company is to pay a non-refundable, non-creditable license fee, of USD$85,000 in 17 equal quarterly payments of USD$5,000 commencing December 31, 2009. For the three and six month periods ended June 30, 2013, the Company incurred an expense of $5,000 and $10,000 [2012 - $5,000 and $ 10,000] for license fees.

All royalty and license fees incurred are included in cost of sales.

[b]     Supply agreement

The Company entered into a supply agreement, effective September 2003 for certain reagents for the Company’s RAMP® West Nile Virus Test. In addition to paying for the reagent purchased, the Company is required to pay the supplier semi-annual royalties equal to 10% of net revenue generated from the sale of the Company’s RAMP® West Nile Virus Test. The initial term of the agreement was three years from the effective date and is automatically renewed for successive periods of one year until either party terminates the agreement. For the three and six month periods ended June 30, 2013, the Company incurred an expense of $22,000 and $35,000 [2012 - $17,000 and $28,000] for royalties to the supplier. These royalties are included in cost of sales.

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

For the three and six month periods ended June 30, 2013 $206,000 and $405,000 [2012 - $193,000 and $386,000] was incurred for expenses related to base rent, administrative and management fees, estimated property taxes offset by amortization of both the rent-free inducement [note 7[i]] and non-repayable leasehold improvement allowance [note 7[ii]]. These expenses are allocated to cost of sales, research and development, general and administrative, and sales and marketing expenses.

 [d] Purchase Commitments

As of June 30, 2013, the Company has outstanding purchase commitments of $994,000 to purchase inventory over the next 12 month period. In addition, the Company has certain commitments to purchase on hand inventory with suppliers in the event of termination of various supply agreements. These commitments are not fixed and are dependent on the level of inventory at the time of termination.

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

Customers that represent a concentration risk are those customers who represent 10% or greater of our total revenue. For the three month period ended June 30, 2013, $1.5 million (55%) in product sales was generated from one customer [2012 - $1.3 million (42%) from one customer]. For the six month period ended June 30, 2013, $3.9 million (61%) in product sales was generated from two customers of whom one customer represents $3.0 million (47%) [2012 - $2.9 million (48%) from one customer].

Product sales by customer location were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013 $	2012 $	2013 $	2012 $
China	1,806	1,764	3,918	3,735
United States	392	329	1,158	653
Asia (excluding China)	201	465	359	592
Europe	261	261	580	473
Canada	21	5	28	16
Other	67	214	266	551
Total	2,748	3,038	6,309	6,020

Product sales by type of product were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013 $	2012 $	2013 $	2012 $
Cardiovascular	2,389	2,763	5,235	5,447
Infectious Diseases	-	-	455	47
Bio-defense products	126	109	251	229
West Nile Virus	233	166	368	297
Total	2,748	3,038	6,309	6,020

12. CONTINGENCIES

In 2009, the Company sold approximately $0.9 million of RAMP®200 readers and accessories to Roche Diagnostics. On September 2, 2011, the Company received notification from Roche Diagnostics that they had terminated, effective September 30, 2011, the sales and distribution agreement between Roche Diagnostics and the Company dated September 25, 2008. Roche Diagnostics terminated the agreement because the Company had not obtained the necessary approvals from the U.S. Food and Drug Administration (FDA) to permit Roche Diagnostics to market certain of the Company’s cardiovascular tests for use in point of care settings in the United States using the RAMP® 200 Reader. On November 1, 2012, Roche Diagnostics advised the Company that they believe the Company has an obligation to repurchase the unsold products remaining in Roche Diagnostics’ inventory. The Company believes Roche Diagnostics’ claim does not have legal merit and no provision has been recognized. However, in the event the Company is required to re-purchase the products, it believes that any loss contingency would be reduced by the Company’s ability to re-sell the purchased products.

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

Our sales for any future periods are not predictable with a significant degree of certainty, and may depend on a number of factors outside of our control, including but not limited to the performance of our distributors including their inventory or timing considerations, their changing local competitive and/or reimbursement environments, and/or their failure to meet minimum purchase commitments. We generally operate with a limited order backlog because our products are typically shipped shortly after orders are received. Product sales in any quarter are generally dependent on orders booked and shipped in that quarter. As a result, any such revenue shortfall would negatively affect our operating results and financial condition. In addition, our sales may be adversely impacted by pricing pressure from competitors. Our ability to be consistently profitable will depend, in part, on our ability to increase the sales volumes of our products and to successfully compete with other competitors. We believe that period to period comparisons of our results of operations are not necessarily meaningful indicators of future results.

During the six months ended June 30, 2013, we have incurred a net loss of $6.6 million and negative cash flows from operations of $0.5 million. As of June 30, 2013, we have a cash balance of $1.3 million, an accumulated deficit of $118.8 million, a shareholders’ deficit of $5.3 million, and a negative working capital balance of $6.1 million. In addition, we have various operating leases and purchase commitments for inventory. Included in current liabilities is a warrant liability in the amount of $8.2 million that is required to be measured at fair value and is presented as a current liability in accordance with GAAP. Each warrant may only be exercised on a net cashless exercise basis meaning the potential settlement of any warrant does not require any cash disbursement by the holder of the warrant. Without taking into account the warrant liability mentioned above, current assets exceed current liabilities by $2.2 million.

Our ability to continue as a going concern is uncertain and dependent on our ability to obtain additional financing to fund our ongoing operations. We have, thus far, financed our operations through a series of equity financings and we will continue, as appropriate, to seek other sources of financing including equity and debt on favorable terms. However, there are no assurances that any such financing can be obtained on favorable terms, if at all. We expect that we will have net negative cash flow from operations over the next several quarters until our growth initiatives provide sustained cash flow positive income (net income (loss) excluding items not involving cash) and sufficient cash flow to offset the additional working capital required to support the growth. We believe that without additional financing, based on the current level of our operations, and excluding out of the ordinary cash management measures, our cash and cash equivalents balances, including cash generated from operations will not be sufficient to meet the anticipated cash requirements beyond mid-fourth quarter, 2013. If additional financing is not obtained, we may be required to significantly reduce, restructure or cease operations. In view of these conditions, there is substantial doubt over our ability to continue as a going concern as it is dependent upon our ability to obtain financing and ultimately achieving profitable operations. The outcome of these matters cannot be predicted at this time.

RECENT DEVELOPMENTS

■	On June 19, 2013, we announced the voting results of our 2013 Annual General and Special Meeting of Shareholders. At the meeting our shareholders approved the following:
o	Reappointment of PricewaterhouseCoopers LLP as our auditors;
o	Reelection of Dr. Anthony Holler, Dr. Joseph Keegan, Jeffery Purvin, Clinton Severson, Lewis Shuster, Dr. Peter Thompson, Dr. David Wang, and Dr. Jonathan Wang to our Board of Directors;

o	Amendment and restatement of 2008 Stock Option Plan including an amendment to remove insider participation limits;
o	Approval of new Restricted Share Unit and Non-Employee Director Deferred Share Unit Plans including amendments to remove insider participation limits;
o	Approval of Option Grants issued to the Board of Directors and certain members of Management; and,
o	Non-binding advisory vote to approve our Executive Compensation and that future non-binding advisory votes should be held every three years.

RESULTS OF OPERATIONS

For the three month period ended June 30, 2013 and 2012:

Revenues, Cost of Goods Sold and Gross Margin (in thousands)

Revenue

	Three Months Ended June 30,		Change 2012 to 2013
	2013	2012	Increase / (Decrease)	Percent Change
Product Sales	2,748	3,038	(290)	(10%	)
Cost of Sales	1,606	1,888	(282)	(15%	)
Gross profit on product sales	1,142	1,150	(8)	(1%	)
Gross margin	41.6%	37.9%	3.7%	10%

Revenues decreased 10% or $290,000 during the three month period ended June 30, 2013 as compared to June 30, 2012. The change in total revenue is due to the following:

●

Cardiovascular sales have decreased 14%, or $374,000, primarily due to a temporary delay in shipments requested by our second largest distributor in China due to the timing of their receipt of earlier shipments. In addition, 2012 sales included higher than usual sales to our distributor in Japan; and

●	Biodefense and West Nile Virus sales have increased by 31% or $84,000 primarily due to increases in West Nile Virus sales in the quarter.

Gross Margin

Gross profit on product sales decreased by $8,000 during the three month period ended June 30, 2013 as compared to the comparative period ended June 30, 2012 despite a $290,000 decrease in product sales. This is due to an increase in gross margin from 37.9% in 2012 to 41.6% in 2013. This increase in gross margin is primarily due to:

●

A $235,000, or 22%, decrease in manufacturing costs incurred spread over the relative same level of production as 2012 combined with an increase in manufacturing efficiency in comparison in 2012 resulting in lower costs per test cartridge produced; and

●

Product mix in the quarter of a lower proportion of cardiovascular sales which are sold at lower average selling prices and lower gross margin percentages in comparison to biodefense and West Nile Virus tests which increased in sales in the quarter.

Operating Expenses (in thousands)

	Three Months Ended June 30,		Change 2012 to 2013
	2013	2012	Increase / (Decrease)	Percent Change
Research and development	560	907	(347)	(38%	)
General and administrative	1,038	1,366	(328)	(24%	)
Sales and marketing	532	354	178	50%
Total Operating Expenses	2,130	2,627	(497)	(19%	)

Research and Development Expenses

Research and Development Expenses decreased by 38%, or $347,000, during the three month period ended June 30, 2013 in comparison to the same period ended June 30, 2012. The decrease is primarily due to a $103,000 decrease in legal and consulting costs and a $57,000 decrease in product development costs due to the timing of the clinical development of our new assay for D-dimer in 2012. In addition, there was a $94,000 decrease in salaries and wages as a result of government funding received supporting a portion of development salaries and a lower headcount compared to 2012. Finally, there was a $68,000 decrease in administrative and overhead expenses incurred.

General and Administrative Expenses

General and Administrative Expenses decreased by 24%, or $328,000 during the three month period ended June 30, 2013 in comparison to the same period ended June 30, 2012. The decrease is primarily due to a $204,000 decrease in stock based compensation expense, a $130,000 decrease in recruiting fees incurred for senior management personnel in 2012, a $50,000 decrease in salaries and wages, and a $36,000 decrease in consulting costs. These decreases were offset by a $95,000 increase in legal expenses related primarily to preparations for our shareholders’ meeting and implementation of our new RSU and DSU Plans.

Sales and Marketing Expenses

Sales and Marketing Expenses increased by 50%, or $178,000 during the three month period ended June 30, 2013 in comparison to the same period ended June 30, 2012. The increase is primarily due to a $213,000 increase in salaries and wages due to the addition of sales and marketing personnel in the U.S. and China and a $76,000 increase in travel and overhead expenses related to these additional personnel. These increases were offset by a $78,000 decrease in bad debt expense and $65,000 decrease in legal costs incurred in 2012 related to business development work.

Other Expense (Income), Net (in thousands)	Three Months Ended June 30,		Change 2012 to 2013
	2013	2012	Increase / (Decrease)	Percent Change
Interest expense	175	185	(10)	(5%	)
Interest income	(4)	(10)	6	(60%	)
Income Tax Expense	14	-	14	100%
Foreign exchange (gain) loss	(46)	(48)	2	4%
Unrealized gain on revaluation of warrant liability	(4,470)	(3,995)	(475)	(12%	)
Total Other Expenses / (Income)	(4,331)	(3,868)	(463)	12%

Interest Expense

Interest expenses decreased by 5%, or $10,000 during the three month period ended June 30, 2013 compared to the same period ended June 30, 2012. The decrease is primarily due to a reduction in the interest paid on the repayable leasehold improvement allowance as a result of a decrease in principal in 2013 versus 2012.

Interest Income

Interest income decreased by 60% during the three month period ended June 30, 2013 compared to the same period ended June 30, 2012. Interest is earned on our cash on hand and short term investments and has decreased due to a lower average cash balance during the second quarter versus the same quarter last year.

Income Tax Expense

The income tax expense is the result of the establishment of our representative office in Shanghai, China. Income tax is owed based on a percentage of operating expenses incurred.

Foreign exchange (gain)/loss

Foreign exchange gain decreased by $2,000 during the three month period ended June 30, 2013 compared to the same period ended June 30, 2012. Foreign exchange gains and losses are largely due to U.S. dollar balances of cash and cash equivalents, accounts receivable and accounts payable affected by the fluctuations in the value of the U.S. dollar as compared to the Canadian dollar.

Unrealized loss on revaluation of warrant liability

The unrealized loss on revaluation of the warrant liability is solely due to the mark-to-market revaluation of the outstanding warrants each reporting period. The fair market value of the liability has decreased from March 31, 2013 resulting in an unrealized gain of $4.5 million. The fair market value is calculated using a Black-Scholes model with inputs for volatility, risk free interest rate, and expected life of the warrants. The primary reason for the decrease in the value of the liability is the decrease in the fair market value of the shares of the Company at June 30, 2013 due to a decrease in our share price since March 31, 2013. A small change in the estimates used in the Black-Scholes pricing model may have a relatively large change in the estimated valuation of the common stock warrants.

For the six month period ended June 30, 2013 and 2012:

Revenues, Cost of Goods Sold and Gross Margin (in thousands)

	Six Months Ended June 30,		Change 2012 to 2013
	2013	2012	Increase / (Decrease)	Percent Change
Product Sales	6,309	6,020	289	5%
Cost of Sales	3,571	3,601	(30)	(1% )
Gross profit on product sales	2,738	2,419	319	13%
Gross margin	43.4%	40.2%	3.2%	8%

Revenue

Revenues increased 5% or $289,000 during the six month period ended June 30, 2013 as compared to June 30, 2012. The change in total revenue is due to the following:

●

Infectious Diseases sales have increased 868%, or $408,000, primarily due to the seasonal increase in the demand for Influenza tests during the first quarter based on the severity of the 2012-2013 Influenza season. Influenza A+B test kits, in general, are a seasonal product with the majority of our sales for these products occurring typically in the first and fourth quarters;

●	Biodefense and West Nile Virus sales have increased by 18% or $93,000 due to timing of orders; and
●

Cardiovascular sales have decreased 4%, or $212,000, primarily due to decreased sales from our distributor in Japan due to their second quarter 2012 orders being increased to account for no planned orders in the third quarter of 2012.

Gross Margin

Gross profit on product sales increased by $319,000 during the six month period ended June 30, 2013 as compared to the comparative period ended June 30, 2012 due to an increase in gross margin from 40.2% in 2012 to 43.4% in 2013. This increase in gross margin is primarily due to:

●     A relative decrease in cardiovascular sales which are sold at lower average selling prices and lower gross margin percentages in comparison to infectious disease, biodefense and West Nile Virus tests which have increased in sales; and

●     A $413,000, or 20%, decrease in manufacturing costs incurred spread over the relative same level of production as 2012 combined with an increase in manufacturing efficiency in comparison in 2012 resulting in lower costs per test cartridge produced.

Operating Expenses (in thousands)

	Six Months Ended June 30,		Change 2012 to 2013
	2013	2012	Increase / (Decrease)	Percent Change
Research and development	1,114	1,597	(483)	(30%	)
General and administrative	1,863	2,236	(373)	(17%	)
Sales and marketing	1,016	609	407	67%
Total Operating Expenses	3,993	4,442	(449)	(10%	)

Research and Development Expenses

Research and Development Expenses decreased by 30%, or $483,000, during the six month period ended June 30, 2013 in comparison to the same period ended June 30, 2012. The decrease is primarily due to a $173,000 decrease in salaries and wages as a result of government funding received supporting a portion of development salaries and a lower headcount compared to 2012. In addition, there was a $100,000 decrease in legal and consulting costs and a $91,000 decrease in product development costs due to the timing of the clinical development of our new assay for D-dimer in 2012. Finally, there was an $83,000 decrease in administrative and overhead expenses.

General and Administrative Expenses

General and Administrative Expenses decreased by 17%, or $373,000 during the six month period ended June 30, 2013 in comparison to the same period ended June 30, 2012. The decrease is primarily due to a $130,000 decrease in recruiting fees incurred for senior management personnel in 2012, a $93,000 decrease in stock based compensation expense, a $82,000 decrease in salaries and wages, and a $74,000 decrease in administrative and overhead expense.

Sales and Marketing Expenses

Sales and Marketing Expenses increased by 67%, or $407,000 during the six month period ended June 30, 2013 in comparison to the same period ended June 30, 2012. The increase is primarily due to a $400,000 increase in salaries and wages and stock based compensation due to the addition of sales and marketing personnel in the U.S. and China, a $73,000 increase in travel and administrative expenses related to the above additional personnel, and a $67,000 increase in administrative and overhead expenses. These increases were offset by a $ $122,000 decrease in legal costs incurred in 2012 related to business development work and a $87,000 decrease in bad debt expense.

Other Expense (Income), Net (in thousands)

	Six Months Ended June 30,		Change 2012 to 2013
	2013	2012	Increase / (Decrease)	Percent Change
Interest expense	351	372	(21)	(6%	)
Interest income	(7)	(15)	8	(53%	)
Other Income	(58)	-	(58)	(100%	)
Income Tax Expense	14	-	14	100%
Foreign exchange (gain) loss	(39)	(71)	32	(45%	)
Unrealized loss on revaluation of warrant liability	5,105	1,006	4,099	407%
Total Other Expenses / (Income)	5,366	1,292	4,074	315%

Interest Expense

Interest expenses decreased by 6%, or $21,000 during the six month period ended June 30, 2013 compared to the same period ended June 30, 2012. The decrease is primarily due to a reduction in the interest paid on the repayable leasehold improvement allowance as a result of a decrease in principal in 2013 versus 2012.

Interest Income

Interest income decreased by 53% during the six month period ended June 30, 2013 compared to the same period ended June 30, 2012. Interest is earned on our cash on hand and short term investments and has decreased due to a lower average cash balance during the first half of 2013 versus the same period last year.

Other Income

Other income increased by 100% during the six month period ended June 30, 2013 compared to the same period ended June 30, 2012. Other income represents cash received upon the demutualization of our insurance provider.

Income Tax Expense

The income tax expense is the result of the establishment of our representative office in Shanghai, China. Income tax is owed based on a percentage of operating expenses incurred.

Foreign exchange (gain)/loss

Foreign exchange gain decreased by $32,000 during the six month period ended June 30, 2013 compared to the same period ended June 30, 2012. Foreign exchange gains and losses are largely due to U.S. dollar balances of cash and cash equivalents, accounts receivable and accounts payable affected by the fluctuations in the value of the U.S. dollar as compared to the Canadian dollar.

Unrealized loss on revaluation of warrant liability

The unrealized loss on revaluation of the warrant liability is solely due to the mark-to-market revaluation of the outstanding warrants each reporting period. The fair market value of the liability has increased from December 31, 2012 resulting in an unrealized loss of $5.1 million. The fair market value is calculated using a Black-Scholes model with inputs for volatility, risk free interest rate, and expected life of the warrants. The primary reason for the increase in the value of the liability is the increase in the fair market value of the shares of the Company at June 30, 2013 due to an increase in our share price since December 31, 2012. A small change in the estimates used in the Black-Scholes pricing model may have a relatively large change in the estimated valuation of the common stock warrants.

Liquidity and Capital Resources

Total cash and cash equivalents and working capital at June 30, 2013, and December 31, 2012 were as follows (in thousands):

As at,	June 30, 2013	December 31, 2012
Cash and cash equivalents	1,340	2,080
Percentage of total assets	10%	14%
Working capital	(6,073)	(642)
Warrant liability	8,242	3,699
Working capital, excluding Warrant liability	2,169	3,057

As at June 30, 2013, the Company had a negative working capital balance. Included in current liabilities is a warrant liability that is required to be measured at fair value and is presented as a current liability in accordance with ASC 815. Each warrant may only be exercised on a net cashless exercise basis and no warrant may be exercised at a time when the exercise price equals or exceeds the current market price meaning the potential settlement of any warrant does not require any cash disbursement. Without taking into account the warrant liability mentioned above, the Company’s working capital as at June 30, 2013 is $2.2 million (December 31, 2012 - $3.1 million). This decrease of $900,000 is primarily due to the cash used in operating activities as described below.

Financial Condition

We have financed our operations primarily through equity financings. As of June 30, 2013, the Company has raised approximately $103.0 million from the sale and issuance of equity securities and debt, net of issue costs.

We have sustained continuing losses since our formation and at June 30, 2013, had a deficit of $118.8 million and historically, have incurred negative cash flows from operations. We believe that without additional financing, based on the current level of operations, and excluding out of the ordinary cash management measures, cash and cash equivalents balances, including cash generated from operations, will not be sufficient to meet the anticipated cash requirements beyond mid- fourth quarter, 2013. If additional financing is not obtained, we may be required to significantly reduce, restructure or cease operations. Cash flows from operations are generally impacted by our level of quarterly sales and our ability to manage operating expenses. However, increased quarter over quarter growth also requires additional working capital in the form of higher accounts receivable and greater inventory balances to meet the increased demand. Although net cash generated from non-cash working capital was positive this quarter, it was combined with a net loss resulting in net negative cash flows from operations. We expect that we will have net negative cash flow from operations over the next several quarters until our growth initiatives provide sustained cash flow positive income (net income (loss) excluding items not involving cash) and sufficient cash flow to offset the additional working capital required to support the growth. In addition, we continue to require cash for our inventory purchase commitments as described in note 10[d] of our financial statements, the repayment of our leasehold improvement allowance as described below under “Cash used in Investing Activities” and cash for capital asset purchases as described below under “Cash used in Investing Activities” which we do not expect to increase materially until additional sources of funding, if any, are secured. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

We have been able, thus far, to finance our operations through a series of equity financings and the management of working capital. We will continue, as appropriate, to seek other sources of financing, including debt and equity, on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. In view of these conditions, our ability to continue as a going concern is dependent upon our ability to obtain such financing and, ultimately, on achieving profitable operations. The outcome of these matters cannot be predicted at this time.

Ongoing Sources and Uses of Cash

Changes in Cash Flows

Changes in cash flows were as follows (in thousands):

For the Six Months Ended June 30,	2013	2012
Cash generated from (used in) operating activities	(512)	(3,650)
Cash used in investing activities	(48)	(90)
Cash used in financing activities	(180)	(161)
Increase (decrease) in cash during the period	$(740)	$(3,901)

As at June 30, 2013, our cash and cash equivalents balance was $1.3 million as a result of a $740,000 decrease in cash during the first half of 2013. The cash decrease was primarily the result of $512,000 of cash used in operating activities along with the cash used in investing and financing activities as described below:

Cash Used in Operating Activities

Cash used in operating activities during the six month periods ended June 30, 2013 and 2012 was $512,000 and $3.7 million. The net cash used in operating activities in 2013 was primarily the result of $770,000 of cash used in operations as a result of our cash expenses exceeding our gross profit earned on product sales. This was offset by the net change in non-cash working capital of $258,000. The net change in non-cash working capital related to operations consists of the following (in thousands):

For the Six Months Ended June 30,	2013	2012
Trade receivables	(84)	(128)
Other receivables	97	11
Inventories	(118)	(213)
Prepaid expenses and other	(48)	(141)
Accounts payable and accrued liabilities	482	(1,675)
Deferred revenue	(71)	(79)
Total change in non-cash working capital	$258	$(2,225)

Explanations of the more significant net changes in working capital during the three month period ended June 30, 2013 are as follows:

●   Accounts payable and accrued liabilities increased from $1.9 million to $2.2 million as a result of the timing of payments made to certain vendors for working capital management purposes;

●     Trade receivable balances increased from $1.5 million to $1.6 million due to the timing of sales made during the quarter;

●     Inventory balances increased from $1.8 million to $1.9 million primarily as a result of amount of finished goods on hand as at June 30, 2013 in comparison to December 31, 2012;

●     Other receivables decreased from $187,000 to $88,000 as a result of the timing of government funding claims made; and

●     Deferred revenue decreased from $271,000 to $200,000 due to timing of shipments of prepaid products.

Cash Used in Investing Activities

Net cash used in investing activities for the three month period ended June 30, 2013 and 2012 was $48,000 and $90,000 respectively which represents cash that was used primarily for the purchase of manufacturing, demonstration, and computer equipment in 2013.

Cash Used in Financing Activities

Net cash used in financing activities for the six month period ended June 30, 2013 and 2012 was $180,000 and $161,000 respectively which represents cash that was used in the repayment of the leasehold improvement allowance. The increase is due to the increase of principal paid on every payment made to our landlord as per the loan’s amortization schedule.

Off-Balance-Sheet Arrangements

The Company does not have any off-balance sheet financing arrangements at June 30, 2013.

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

During the quarter ended June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Company

We will need to raise additional capital to fund operations. If we are unsuccessful in attracting capital to our Company, we will not be able to continue operations or will be forced to sell assets to do so. Alternatively, capital may not be available to our Company on favorable terms, or at all. If available, financing terms may lead to significant dilution to the shareholders' equity in our Company.

We are not profitable and have had negative cash flow from operations. Based on our current cash resources, expected cash burn, and anticipated revenues, we expect that we can maintain operations through mid-December 2013. We will need to raise additional capital to fund our operations or we may be required to significantly reduce, restructure or cease operations. We have relied primarily on debt and equity financings to fund our operations and commercialize our products. Additional capital may not be available, at such times or in amounts as needed by us. Even if capital is available, it might be on adverse terms. Any additional equity financing will be dilutive to our shareholders. If access to sufficient capital is not available as and when needed, our business will be materially impaired and we may be required to cease operations, curtail one or more product development, manufacturing improvement, or sales generation programs, attempt to obtain funds through collaborative partners or others that may require us to relinquish rights to certain technologies or product candidates, or we may be required to significantly reduce expenses, sell assets, seek a merger or joint venture partner, file for protection from creditors or liquidate all our assets.

Our inability to generate sufficient cash flows may result in our Company not being able to continue as a going concern.

We have incurred significant losses to date and we expect these losses to continue for the near future. As at June 30, 2013, we had an accumulated deficit of $118.8 million and have only generated positive cash flow from operations once, in the first quarter of 2013. Accordingly, there is substantial doubt about our ability to continue as a going concern. We may need to seek additional financing to support our continued operations; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. In view of these conditions, our ability to continue as a going concern is dependent upon our ability to obtain such financing and, ultimately, on achieving profitable operations. The outcome of these matters cannot be predicted at this time. The consolidated financial statements for the period ended June 30, 2013 do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should we be unable to continue in business. Such adjustments could be material. If we are unable to generate sufficient revenue, positive cash flow or earnings, or raise sufficient capital to maintain operations, we may not be able to continue operating our business and be forced to sell our Company or liquidate our assets.

We have evolved from a pure development company to a commercial enterprise but to date have realized minimal operating revenues from product sales. For the three months ended June 30, 2013 and 2012, we have net income of $3.3 million and $2.4 million respectively however, excluding the non-cash Unrealized gain on revaluation of our warrant liability we have incurred adjusted losses of $1.1 million and $1.6 million respectively. We currently are not profitable and expect operating losses to continue. Generating revenues and profits will depend significantly on our ability to obtain sufficient financing and to successfully develop, commercialize, manufacture and market our products. The time necessary to achieve market success for any individual product is uncertain. No assurance can be given that product development efforts will be successful, that required regulatory approvals can be obtained on a timely basis, if at all, or that approved products can be successfully manufactured or marketed. Consequently, we cannot assure that we will ever generate significant revenue or achieve or sustain profitability. As well, there can be no assurance that the costs and time required to complete commercialization will not exceed current estimates. We may also encounter difficulties or problems relating to research, development, manufacturing, distribution and marketing of our products. In the event that we are unable to generate adequate revenues, cash flow or earnings, to support our operations, or we are unable to raise sufficient capital to do so, we may be forced to cease operations and either sell our business or liquidate our assets.

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

During the second half of fiscal year 2008, the global financial crisis, particularly affecting the credit and equity markets, accelerated and the global recession deepened, with an exceptionally weak global economy in 2009 and 2010 followed by a mixed economic performance during 2011 and 2012. Though we cannot predict the extent, timing or ramifications of the global financial crisis and the economic outlook in different economies, we believe that the current downturn in the world's major economies and the constraints in the credit markets have heightened or could heighten a number of material risks to our business, results of operations, cash flows and financial condition, as well as our future prospects, including the following:

●     Credit availability and access to equity markets — Continued issues involving liquidity and capital adequacy affecting lenders could affect our ability to fully obtain credit facilities or additional debt and could affect the ability of any lenders to meet their funding requirements when we need to borrow. Further, the high level of volatility in the equity markets and recent declines in our stock price may make it difficult for us to access the equity markets for additional capital at attractive prices, if at all. If we are unable to obtain credit, or access the capital markets, where required, our business could be negatively impacted.

●     Credit availability to our customers — We believe that many of our customers are reliant on liquidity from global credit markets and, in some cases, require external financing to fund their operations. As a consequence, if our customers lack liquidity, it would likely negatively impact their ability to pay amounts due to us.

●     Commitments from our customers — There is a greater risk that customers may be slower to make purchase commitments during the current economic uncertainty, which may negatively impact the sales of our new and existing products.

●     Supplier difficulties — If one or more of our suppliers experiences difficulties that result in a reduction or interruption in supplies or services to us, or they fail to meet any of our manufacturing requirements, our business could be adversely impacted until we are able to secure alternative sources, if any.

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

There are various operational and financial risks associated with international activity. We may face difficulties and risks in our international business, including changing economic or political conditions, export restrictions, currency risks, export controls relating to technology, compliance with existing and changing regulatory requirements, tariffs and other trade barriers, longer payment cycles, problems in collecting accounts receivable, reimbursement levels, reduced protection for intellectual property, potentially adverse tax consequences, limits on repatriation of earnings, the burdens of complying with a wide variety of foreign laws, nationalization, war, insurrection, terrorism and other political risks and factors beyond our control. As a consequence, these potential international risks may prevent us from selling our products in certain jurisdictions, lead to competitive products similar to ours developed and sold without properly licensing our IP, may make it very difficult or even impossible to collect on accounts receivable or may impose a variety of additional expenses on our business such that we cannot sell our products at a profit. For international sales, we price and invoice our products primarily in U.S. dollars and consequently incur a U.S./Canadian foreign exchange risk. We also expect that there may be a greater requirement in the future for sales to European customers to be priced and invoiced in Euros. Any significant adverse change in currency exchange rates may negatively impact our profit margins such that we may not be able to generate positive cash flow or earnings from our operations. To date, we have not made any provision for a currency-hedging program. We periodically evaluate options to mitigate our exposure to currency fluctuations, but there can be no assurance that we will be able to do so.

We are not able to predict sales in future quarters and a number of factors affect our periodic results, which makes our quarterly operating results less predictable.

We are not able to accurately predict our sales in future quarters. A significant portion of our product sales is made through distributors, both domestically and internationally. As a result, our financial results, quarterly product sales, trends and comparisons are affected by seasonal factors and fluctuations in the buying patterns of end-user customers, our distributors, and by the changes in inventory levels of our products held by these distributors. For example, higher utilization rates of our BNP and NT-proBNP tests may be due to a higher number of emergency department visits by patients exhibiting shortness of breath, a symptom of both heart failure and of influenza. However, higher utilization may also result from greater awareness, education and acceptance of the uses of our tests, as well as from additional users within the hospitals. Accordingly, our sales in any one quarter or period are not indicative of our sales in any future period.

We generally operate with a limited order backlog, because we ship our products shortly after we receive the orders from our customers. As a result, our product sales in any quarter are generally dependent on orders that we receive and ship in that quarter. As a result, any such revenue shortfall would immediately materially and adversely impact our operating results and financial condition. The sales cycle for our products can fluctuate, which may cause revenue and operating results to vary significantly from period to period. We believe this fluctuation is primarily due (i) to seasonal patterns in the decision-making processes by our independent distributors and direct customers, (ii) to inventory or timing considerations by our distributors (iii) to the purchasing requirements by various international governments to acquire our products and (iv) ordering frequency of our distributors and direct customers. In addition, distributors may fail to make their contractually required minimum purchases, may change their own business priorities and interests without notifying us in advance, may otherwise violate distribution agreements or may not renew upon the expiration of current distribution agreements.

Accordingly, we believe that period to period comparisons of our results of operations are not necessarily meaningful. In the future, our periodic operating results may vary significantly depending on, but not limited to, a number of factors, including:

●     new product announcements made by us or our competitors;

●     changes in our pricing structures or the pricing structures of our competitors;

●     our ability to develop, introduce and market new products on a timely basis, or at all;

●     the timing and size of orders from our distributors;

●     the seasonality of sales of our Flu A+B products and the impact on demand based on the severity of the Flu season;

●     our ability to maintain existing distributors and grow our Cardiovascular and Flu A+B and RSV testing revenues;

●     our manufacturing capacities and our ability to increase the scale of these capacities;

●     the mix of product sales between our instruments and our consumable products;

●     our ability to take advantage of supply constraints by our competitors due to regulatory and other issues;

●     the amount we spend on research and development; and

●     changes in our strategy.

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

We rely on a limited number of third party distributors to market and sell our products in China.

We sell in China through an exclusive distributor for RAMP® branded products, O&D Biotech Co. Ltd., China (O&D), and an exclusive distributor for private labeled OEM products, Wondfo Biotech Co. Ltd. (Wondfo). Sales to O&D accounted for 47% of our total product sales during the six months ended in June 30, 2013. If O&D or Wondfo underperforms at any time, we may not be able to generate alternative distribution channels rapidly enough to prevent a significant disruption in sales generated in China, which would have an adverse impact on our business performance as was the case in the second quarter of 2013.

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

In May 2007, we entered into an agreement to lease a multi-use, 46,000 square foot facility in Vancouver, British Columbia, Canada. This facility, which the company has occupied as its main operation center since 2008, is significantly larger than required for our near term production requirements. The excess space is difficult to sublease due to the current layout of the company’s manufacturing operations and the significant availability of space in other buildings in the local real estate market. In addition to rental payments for the facility, we are obligated to repay with interest over the next 10 years the $6.3 million balance due as of June 30, 2013 on the repayable leasehold improvement allowance.

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

Sole-source suppliers provide some of our raw materials. In the event a sole-sourced raw material became unavailable, there may be a delay in obtaining an alternate source, and the alternate source may require significant development to meet product specifications. It is also possible that we may not be able to locate an acceptable alternate source on a timely basis, or at all. Consequently, we may face difficulty in manufacturing, or be entirely unable to manufacture, some of our products.

Single-source suppliers provide some key components, in particular antibodies, used in the manufacture of our products. We do not have supply agreements with all of our single-sourced suppliers. We are currently negotiating supply agreements for some of the key reagents that we use. Although we maintain inventories of some key components, including antibodies, any loss or interruption in the supply of a sole-sourced component or raw material would have a material adverse effect on our ability to manufacture these products until a new source of supply is qualified and, as a result, may temporarily or even permanently prevent us from being able to sell our products. Given the nature of variations in biological raw materials, a new supply source of antibodies may require considerable time and resources to develop manufacturing procedures to meet the required product performance levels for commercial sale. Additionally, it may require us to enter into supply agreements on commercially reasonable terms with the new suppliers to ensure supply or there could be a material adverse effect on our ability to manufacture product for commercial sale.

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

All of our test kits, or Kits, are currently produced in-house and our portable fluorescence readers, or Readers, are manufactured and supplied to us under contract. We have qualified a local contract manufacturer for Readers. To meet the projected demand for our products, we will require additional equipment to scale up our manufacturing processes. Some of this equipment will require customization that may increase the lead-time from the supplier. In addition, we are currently in the process of moving the assembly of our Readers in house. We expect his transition from the contract manufacturer to our facility to complete by December 2013. If demand for our products significantly exceeds forecast, or if the third party manufacturers of Readers or manufacturing equipment are unable to deliver to us on schedule, or we are unable to successfully transition the assembly of Readers in house on a timely basis, we may not be able to meet customer requirements.

Some components of our instruments face obsolescence pressure. If we are not able to secure enough of these components or design and receive any required regulatory approvals for replacement components to meet our future demands, our ability to serve various markets may be significantly restricted or eliminated.

As component manufacturers manage their product lifecycles, some critical components used in the manufacturing of our Readers may become unavailable resulting in delays in production or lead to the inability to manufacture our instrument as currently designed. In some cases we are able to secure sufficient quantities of the components prior to their obsolescence to continue manufacturing until replacement components can be sourced or designed and the required regulatory approvals are received. Should these safety stocks of older components or product design updates for replacement components prove insufficient, we may experience significant delays in production or the potential inability to manufacture our instrument as currently designed may occur. As a result, we may not be able to meet customer requirements, and that could have a material adverse effect on future sales.

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

The success of our technology and products is highly dependent on our intellectual property portfolio, for which we have sought protection through a variety of means, including patents (both issued and pending) and trade secrets, see "Intellectual Property". There can be no assurance that any additional patents will be issued on existing or future patent applications or on patent applications licensed from third parties. Even when such patents have been issued, there can be no assurance that the claims allowed will be sufficiently broad to protect our technologies or that the patents will provide protection against competitive products or otherwise be commercially valuable. No assurance can be given that any patents issued to or licensed to us will not be challenged, invalidated, infringed, circumvented or held unenforceable. In addition, enforcement of our patents in foreign countries will depend on the attitudes, laws and procedures in those foreign jurisdictions. Monitoring and identifying unauthorized use of our technologies or licensed technologies may prove difficult, and the cost of litigation to enforce our IP may impair our ability to guard adequately against such infringement. If we are unable to successfully defend our intellectual property, third parties may be able to use our technology to commercialize products that compete with ours. Further, defending intellectual property can be a very costly and time-consuming process. The costs and delays associated with such a defense, even if successful, may negatively impact our financial position.

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

We must increase sales of our products or we may not be able to become profitable.

Our ability to become profitable and to increase profitability will depend, in part, on our ability to increase our sales volumes. Increasing the sales volume of our products will depend upon, among other things, our ability to:

●     continue to improve our existing products and develop new and innovative products;

●     increase our sales and marketing activities;

●     effectively manage our manufacturing activities; and

●     effectively compete against current and future competitors.

We cannot provide assurance that we will be able to successfully increase our sales volumes of our products to become profitable or sustain profitability.

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

We are subject to manufacturing risks, including our limited manufacturing experience with newer products and processes which may hinder our ability to scale-up manufacturing. Additionally, unanticipated acceleration or deceleration of customer demand may lead to manufacturing inefficiencies. We must manufacture our products in compliance with regulatory requirements, in sufficient quantities and on a timely basis, while maintaining acceptable product quality and manufacturing costs. Significant additional resources, implementation of additional automated and semi-automated manufacturing equipment and changes in our manufacturing processes and organization have been, and are expected to continue to be, required for scale-up to meet increasing customer demand once commercialization begins, and this work may not be affordable and/or successfully or efficiently completed. In addition, although we expect some of our newer products and products under development to share production attributes with our existing products, production of these products may require the development of new manufacturing technologies and expertise. It may not be possible for us, or any other party, to manufacture these products at a cost or in quantities to make these products commercially viable.

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

Our future growth will depend upon, among other factors, our ability to afford and to successfully develop new products and to make product improvements to meet evolving market needs. Although we believe that we have the scientific and technical resources available, future products will nevertheless be subject to the risks of failure inherent in the development of products based on innovative technologies. Any specific new product in research and development may face technical challenges that may significantly increase the costs to develop that product, cause delays to commercialization or prevent us from commercializing that product at all. Additionally, our currently constrained financial resources may limit our ability to develop new products and technologies. Although we expect to continue to expend resources on research and development efforts, to enhance existing products and develop future ones, we are unable to predict whether research and development activities will result in any commercially viable products. There can be no assurance that we will be able to successfully develop future products and tests. This would prevent us from introducing new products in the marketplace and would negatively impact our ability to grow our revenues and become profitable.

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

Alere, Abbott and Roche have quantitative POC systems, and Mitsubishi and Siemens produce a small quantitative bench-top system, for the detection of some cardiac markers. In addition, in various emerging markets such as China, there may be local competitors who sell only in that specific country. Some of these local competitors may be very strong competitors in their local markets due to factors which may include lower cost of production, stronger sales, marketing and distribution capabilities, less stringent quality standards and customer quality expectations, customer familiarity and preference for local suppliers and local government environments which may favor local companies and their products and/or may preferentially, or by statute, favor POC testing device manufacturers offering the lowest price.

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

Many of our competitors have significantly larger product lines to offer and greater financial and other resources to acquire or develop new or competing technologies than we do. In addition, many of these competitors have large sales forces and well-established distribution channels and well-known brand names. In the event that we are not able to compete successfully in the marketplace, we may face limited adoption of our products by potential customers or erosion of current market share, which would seriously impede our ability to generate revenue.

Our Company is organized under the laws of British Columbia, Canada, and certain of our directors and officers and substantially all of our assets are located outside of the United States, which may make enforcement of United States judgments against us difficult.

We are organized under the laws of British Columbia, Canada, substantially all of our assets are located outside of the United States and certain of our directors and officers are resident outside the United States. Currently, we only maintain a permanent place of business within the United States for our wholly owned U.S. subsidiary, Response Point Of Care, Inc. As a result, it may be difficult for U.S. investors to effect service of process or enforce within the United States any judgments obtained against us or those officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. In addition, there is uncertainty as to whether the courts of Canada would recognize or enforce judgments of United States courts obtained against us or our directors and officers predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in Canada against us or our directors and officers predicated upon the securities laws of the United States or any state thereof.

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

Risks Related to Our Industry

Products in the biomedical industry, including ours, may be subject to government regulation. Obtaining government approvals can be costly and time consuming. Any failure to obtain necessary regulatory clearances will restrict our ability to sell those products and impede our ability to generate revenue.

As we operate in the biomedical industry, some of our products are subject to a wide variety of government regulation (federal, state and municipal) both within the United States and in other international jurisdictions. See "Point-of-Care (POC) Clinical Diagnostics – Regulatory Approval". For example, the FDA and comparable regulatory agencies in other countries impose substantial pre-market approval requirements on the introduction of medical products through lengthy and detailed clinical testing programs and other costly and time consuming procedures. Satisfaction of these requirements is expensive and can take a long period of time depending upon the type, complexity and novelty of the product. All medical devices manufactured for sale in the United States, regardless of country of origin, must be manufactured in accordance with Good Manufacturing Practices specified in regulations under the Federal Food, Drug, and Cosmetic Act. These practices control the product design process as well as every phase of production from incoming receipt of raw materials, components and subassemblies to product labeling, tracing of consignees after distribution and follow-up and reporting of complaint information. Both before and after a product is commercialized, we have ongoing responsibilities under the regulations of the FDA and other agencies. Noncompliance with applicable laws and the requirements of the FDA and other agencies can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing clearances or approvals, and criminal prosecution. The FDA has the authority to request recall, repair, replacement or refund of the cost of any device manufactured or distributed by us. The FDA also administers certain controls over the import and export of medical devices to and from the United States, respectively. The U.S. Clinical Laboratory Improvement Acts of 1988 also affects our medical products. This law is intended to assure the quality and reliability of all medical testing in the United States regardless of where tests are performed. The regulations require laboratories performing clinical tests to meet specified standards in the areas of personnel qualification, administration, and participation in proficiency testing, patient test management, quality control, quality assurance and inspections.

Sales and pricing of medical products, including ours, are affected by third-party reimbursement. Depending on our manufacturing costs, we may not be able to profitably sell our products at prices that would be acceptable to customers affected by third party reimbursement programs. Consequently, we may have difficulty generating revenue from these customers, resulting in reduced profit margins and potential operating losses.

Third party payers can indirectly affect the pricing and therefore, the relative attractiveness of our products by regulating the maximum amount of reimbursement provided for testing services. These third party payers are increasingly challenging prices paid for medical products and the cost effectiveness of such products due to global pressure on healthcare costs. If the reimbursement amounts for testing services are decreased in the future, it may decrease the amount that physicians and hospitals are able to charge patients for such services and therefore the prices that we, or our distributors, can charge for our products. Consequently our ability to generate revenue and/or profits may be negatively impacted for both existing and new products.

Significant uncertainty exists as to the reimbursement potential of newly cleared health care products, if any. The reimbursement amounts paid by third-party payers on existing medical products can be reduced at any time. There can be no assurance that products will be considered cost effective or that reimbursement from third party payers will be available or, if available, that reimbursement will not be limited, thereby adversely affecting our ability to sell products or sell our products at a profit.

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

We operate primarily selling through distributors in highly competitive markets, with continual developments in new technologies and products. Some of our competitors have significantly greater resources than we do. Others, while having fewer resources than we do, may nevertheless have a very strong market or other leadership position in a specific local market where we or our distributors compete. We or our distributors may not be able to compete successfully based on many factors, including product price or performance characteristics, sales and marketing effort or customer support capabilities. An inability to successfully compete could lead to us having limited prospects for establishing market share or generating revenues.

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

Healthcare reform bills that have been before the United States Congress and government officials in other countries contemplate changes in the structure, financing and delivery of healthcare services. These and any future healthcare reforms may have a substantial impact on the operations of companies in the healthcare industry, worldwide, including us. Such reforms could include product pricing restrictions, excise taxes or additional regulations governing the usage of medical products. No assurances can be given that any such proposals, or other current or future legislation in the United States or in other countries, will not adversely affect our product development and commercialization efforts, results of operations or financial condition. At this time, we are unaware of any recent legislation or pending legislative proposals that will negatively affect our business other than the imposition of a 2.3% Excise Tax on the importation price of our products into the U.S. effective December 31, 2012.

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

Our business and industry is affected by seasonality, including governmental budget cycles. We may not be able to successfully scale up operations to meet demand during peak seasonal periods or scale down operations during periods of low demand, which could result in lost revenue and/or reduced manufacturing efficiencies, negative cash flows and losses.

Our operating results may fluctuate from quarter to quarter due to many seasonal factors. Many of our prospective customers are government related organizations at a federal, state/provincial or municipal level. Consequently, our sales may be tied to government budget and purchasing cycles. Sales may also be slower in the traditional vacation months, could be accelerated in the first or fourth calendar quarters by customers whose annual budgets are about to expire (especially affecting purchases of our test Readers), may be distorted by unusually large Reader shipments from time to time, or may be affected by the timing of customer cartridge ordering patterns. Seasonality may require us to invest significantly in additional resources, including equipment, labor and inventory to meet demand during peak seasonal periods. There can be no assurance that we will be successful in putting in place the resources to meet anticipated demand, which could lead to lost revenue opportunities. If we cannot scale down our operations and expenses sufficiently during periods of low demand for our products, we may experience significantly negative cash flow and operating losses. If we are unable to adequately forecast seasonal activity, we may experience periods of inventory shortages or excesses that would negatively impact our working capital position.

Risks Related to Our Common Stock

As we have a large number of warrants and stock options outstanding, our shareholders will experience dilution from these options and warrants in the event that they are exercised.

As of June 30, 2013, we had outstanding stock options to purchase an aggregate of 1,180,259 shares, at exercise prices between $1.02 and $24.00, warrants to purchase an aggregate of 4,305,187 shares at an exercise price of $1.492, and 53,258 restricted share units, which in total, represents 46% of our fully diluted outstanding share capitalization at that date. To the extent that these outstanding options and warrants are exercised, considerable dilution to the interests of our shareholders will occur.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

None

ITEM 6.      EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference
3.1	Certificate of Incorporation dated August 20, 1980.	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 20-F for the year ended December 31, 2004, as filed on May 2, 2005.

3.2	Company Act Name Change dated October 15, 1991.	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 10-K for the year ended December 31, 2011 as filed on March 29, 2012.

3.3	Articles of the Company dated April 10, 1997.	Previously filed as an exhibit to, and incorporated herein by reference from, our Registration Statement on Form 20-F filed on February 4, 2004.

4.1	Escrow Agreement dated July 29, 2004.	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 20-F for the year ended December 31, 2004, as filed on May 2, 2005.

14	Company’s Code of Ethics	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 10-K for the year ended December 31, 2011 as filed on March 29, 2012

10.1	Amended and Restated 2008 Stock Option Plan	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K as filed on June 20, 2013

10.2	Restricted Share Unit Plan	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K as filed on June 20, 2013

10.3	Non-Employee Directors Deferred Share Unit Plan	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K as filed on June 20, 2013

10.4	Separation Agreement and Mutual Release, dated July 26, 2013, by and between Response Biomedical Corp. and Patricia Massitti.	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K as filed on July 26, 2013

31.1	CEO's Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934

31.2	CFO's Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934

32.1	CEO's Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350

32.2	CFO's Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350

101

The following materials from Response Biomedical Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) unaudited Consolidated Statements of Loss and Comprehensive Loss for the three and six months ended June 30, 2013 and 2012, (ii) unaudited Consolidated Balance Sheets as of June 30, 2013, (iii) audited Consolidated Balance Sheets as of December 31, 2012, (iv) unaudited Consolidated Statements of Shareholders’ Equity/Deficit (v) unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (vi) unaudited Notes to Consolidated Financial Statements

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Response Biomedical Corp.
(Registrant)

Date:	August 13, 2013	/s/ Jeffrey L. Purvin
Jeffrey L. Purvin
Chief Executive Officer
Date:	August 13, 2013	/s/William J. Adams
William J. Adams
Chief Financial Officer