Form 10-Q
period 2013-09-30
RESPONSE BIOMEDICAL CORP
filed 2013-11-13
CIK 806888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2013

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  ☒   No  

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☒   No  

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 

Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act:

Yes     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,577,644 as of October 29, 2013.

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

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(EXPRESSED IN THOUSANDS OF CANADIAN DOLLARS, EXCEPT SHARE DATA)

AS OF SEPTEMBER 30, 2013 AND DECEMBER 31, 2012 AND FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2013 AND 2012.

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED BALANCE SHEETS

(See Note 2 – Basis of Presentation and Going Concern Uncertainty)

(Unaudited)

(In thousands of Canadian dollars)

	September 30, 2013	December 31, 2012
ASSETS	$	$
Current
Cash and cash equivalents	1,152	2,080
Trade receivables, net	757	1,483
Other receivables	80	187
Inventories [note 5]	1,907	1,791
Prepaid expenses and other	268	211
Deferred financing costs [note 2]	193	-
Total current assets	4,357	5,752
Long-term prepaid expenses	93	93
Restricted deposits [note 7]	901	901
Property, plant and equipment	6,989	7,602
Total assets	12,340	14,348

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current
Accounts payable and accrued liabilities [notes 6 and 9]	2,860	1,897
Lease inducements - current portion [note 7]	171	173
Repayable leasehold improvement allowance - current portion [note 7]	402	370
Deferred revenue - current portion	148	255
Warrant liability [notes 4 and 8]	9,191	3,699
Total current liabilities	12,772	6,394

Lease inducements [note 7]	1,408	1,535
Repayable leasehold improvement allowance [note 7]	5,777	6,082
Deferred revenue	28	16
	19,985	14,027
Commitments and contingencies [notes 10 and 12]
Shareholders' deficit
Common shares [note 8]	99,852	99,289
Additional paid-in capital [note 8]	13,844	13,203
Deficit	(121,341)	(112,171)
Total shareholders' deficit	(7,645)	321
	12,340	14,348

See accompanying notes

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands of Canadian dollars, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	$	$	$	$
REVENUE
Product sales [note 11]	2,088	2,679	8,397	8,699
Cost of sales [notes 5, 8, and 10]	1,363	1,940	4,934	5,540
Gross profit on product sales	725	739	3,463	3,159

EXPENSES [notes 8, 9, and 10]
Research and development	614	838	1,728	2,435
General and administrative	938	1,062	2,801	3,297
Sales and marketing	550	372	1,566	981
Total operating expenses	2,102	2,272	6,095	6,713

OTHER EXPENSES (INCOME)
Interest expense [note 7]	173	182	525	554
Interest income	(3)	(4)	(10)	(19)
Other income	-	-	(58)	-
Income tax expense	12	-	27	-
Foreign exchange (gain) loss	38	95	(1)	24
Unrealized loss on revaluation of warrant liability [note 4]	950	854	6,055	1,861
Total other expenses	1,170	1,127	6,538	2,420

Net loss and comprehensive loss for the period	(2,547)	(2,660)	(9,170)	(5,974)

Loss per common share - basic and diluted [note 8]	(0.39)	(0.41)	(1.40)	(0.93)

Weighted average number of common shares outstanding - basic and diluted [note 8]	6,577,664	6,455,183	6,550,368	6,454,652

See accompanying notes

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY/ (DEFICIT)

 (Unaudited)

(In thousands of Canadian dollars, except share data)

	Common Stock Issued and Outstanding		Additional paid in capital	Deficit	Total Shareholders' Equity/(Deficit)
	# of shares	$	$	$	$
Balance at December 31, 2011	6,453,873	99,276	12,590	(106,890)	4,976
Net loss	-	-	-	(5,281)	(5,281)
Net shares issued upon exercise of warrants	1,333	13			13
Stock-based compensation expense			613		613
Balance at December 31, 2012	6,455,206	99,289	13,203	(112,171)	321
Net loss	-	-	-	(9,170)	(9,170)
Net shares issued upon exercise of warrants	122,458	563	-	-	563
Stock-based compensation expense	-	-	506	-	506
Restricted share units issued to settle a liability	-	-	135	-	135
Balance at September 30, 2013	6,577,664	99,852	13,844	(121,341)	(7,645)

See accompanying notes

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of Canadian dollars)

Nine Months Ended September 30,	2013	2012
OPERATING ACTIVITIES	$	$
Net loss for the period	(9,170)	(5,974)
Add (deduct) items not involving cash:
Depreciation of property, plant and equipment	750	853
Amortization of deferred lease inducements	(129)	(127)
Stock-based compensation	506	492
Unrealized loss on revaluation of warrant liability	6,055	1,861
Changes in non-cash working capital:
Trade receivables	726	336
Other receivables	107	(7)
Inventories	(116)	(133)
Prepaid expenses and other	(57)	24
Accounts payable and accrued liabilities	888	(1,357)
Deferred revenue	(95)	(105)
Cash generated from (used in) operating activities	(535)	(4,137)

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(115)	(241)
Cash used in investing activities	(115)	(241)

FINANCING ACTIVITIES
Repayment of repayable leasehold improvement allowance	(273)	(245)
Deferred financing costs	(5)	-
Cash used in financing activities	(278)	(245)

Increase (decrease) in cash during the period	(928)	(4,623)
Cash and cash equivalents, beginning of period	2,080	7,355
Cash and cash equivalents, end of period	1,152	2,732

See accompanying notes

RESPONSE BIOMEDICAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF BUSINESS

Response Biomedical Corp. (the “Company”) was incorporated on August 20, 1980 under the predecessor to the Business Corporations Act (British Columbia). The Company’s wholly-owned US subsidiary, Response Point of Care Inc., was incorporated on November 9, 2012 in the State of Delaware. The Company is engaged in the research, development, commercialization and distribution of diagnostic technologies for the medical central-lab testing, point of care (POC) testing and on-site environmental testing markets. POC, on-site diagnostic tests (or assays) are simple, non-laboratory based tests performed using portable hand-held devices, compact desktop analyzers, single-use test cartridges and/or dipsticks. Since 1996, the Company has developed and commercialized a proprietary diagnostic system under the RAMP® brand name.

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

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and liabilities and the settlement of commitments in the normal course of business. During the nine months ended September 30, 2013, the Company has incurred a net loss of $9.2 million and has had negative cash flows from operations of $0.5 million. As of September 30, 2013, the Company had a cash balance of $1.2 million, an accumulated deficit of $121.3 million, a shareholders’ deficit of $7.6 million, and a negative working capital balance of $8.4 million. In addition, the Company has various operating leases and purchase commitments for inventory (refer to note 10). Included in current liabilities is a warrant liability in the amount of $9.2 million that is required to be measured at fair value and is presented as a current liability in accordance with Accounting Standards Codification Topic 815 – Derivatives and Hedging (“ASC 815”). Each warrant may only be exercised on a net cashless exercise basis and no warrant may be exercised at a time when the exercise price equals or exceeds the current market price meaning the potential settlement of any warrant does not require any cash disbursement. Without taking into account the warrant liability mentioned above, current assets exceed current liabilities by $0.8 million.

The ability of the Company to continue as a going concern is uncertain and dependant on the Company’s ability to obtain additional financing to fund ongoing operations. Management has, thus far, financed the operations through a series of equity financings. On November 7, 2013 the Company’s shareholders approved a brokered and non-brokered private placement of 1,273,117 subscription receipts (the “Subscription Receipts”) at a price of $2.45 for aggregate gross proceeds of $3.1 million (the “Private Placement”). The Company has incurred financing costs of approximately $0.4 million, of which $0.2 million have been deferred and capitalized as at September 30, 2013. Net proceeds from the financing are expected to be approximately $2.7 million. Each Subscription Receipt automatically entitles the holder to receive one unit. Each unit consists of one common share and one-half of one warrant to purchase one common share. Each whole warrant has a term of 36 months and an exercise price of $3.58. Management is actively attempting to secure additional commercial debt and will continue, as appropriate, to seek other sources of financing, including equity and debt, on favorable terms however, there can be no assurance that the Company will be able to secure such additional financing. Management believes that with the Private Placement noted above, based on the current level of operations, and excluding out of the ordinary cash management measures, the Company’s cash and cash equivalents balances, including cash generated from operations, will be sufficient to meet the anticipated cash requirements up to the second half of 2014. If additional financing is not obtained, we will be required to reduce or restructure operations or we may be required to cease operations. In view of these conditions, there is substantial doubt over the Company’s ability to continue as a going concern as it is dependent on additional financing and ultimately achieving profitable operations, the outcome of which cannot be predicted at this time. The consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. Such adjustments could be material.

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

The fair value hierarchy level at which a financial instrument is categorized is determined on the basis of the lowest level input that is significant to the fair value measurement (in thousands):

Financial Instrument carried at fair value as of September 30, 2013

	Level 1	Level 2	Level 3	Total
Liabilities	$	$	$	$
Warrant Liability	-	-	9,191	9,191

As of September 30, 2013, the warrant liability is recorded at its fair value of $9.2 million. The Company reassesses the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, contractual term of the warrant, and risk-free interest rate (refer to note 8[e]). The computation of expected volatility was based on the historical volatility of the Company’s stock. A small change in the estimates used in the Black-Scholes pricing model may have a relatively large change in the estimated valuation of the common stock warrants.

The following table presents the changes in fair value of the Company’s total Level 3 financial liabilities for the nine month period ended September 30, 2013 (in thousands):

	Balance at December 31, 2012	Unrealized loss	Exercise of Warrants	Balance at September 30, 2013
Warrant Liability	$3,699	$6,055	$(563)	$9,191

The unrealized loss recorded during the nine months ended September 30, 2013 is the result of an increase, from December 31, 2012, in the market price of the Company’s shares, which is an input into the pricing model noted above.

Quantitative information about unobservable inputs used in Level 3 fair value measurements is presented below:

	Valuation Technique	Unobservable Input	As at September 30, 2013	As at December 31, 2012
Warrant Liability	Option Model	Stock Price Volatility	132%	128%

A 5% increase in stock price volatility would result in a corresponding $140,000 increase to the Warrant Liability ($100,000 – December 31, 2012) and a 5% decrease in stock price volatility would result in a $140,000 decrease to the Warrant Liability ($100,000 – December 31, 2012).

5. INVENTORIES

Inventories are comprised of the following (in thousands):

	September 30, 2013	December 31, 2012
	$	$
Raw materials	891	684
Work in progress	308	381
Finished goods	708	726
	1,907	1,791

The carrying value of inventory as of September 30, 2013 includes a provision for lower of cost and market value on the Company’s reader inventory in the amount $79,000 [December 31, 2012 - $81,000]. The carrying value of inventory as of September 30, 2013 also includes a writedown and a provision for expired and damaged inventory in the amount of $52,000 [December 31, 2012 - $59,000]. For the three and nine month periods ended September 30, 2013, inventory write-down charges/(recoveries) were ($6,000) and $157,000 [2012 - $48,000 and $138,000].

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities comprise (in thousands):

	September 30, 2013	December 31, 2012
	$	$
Trade accounts payable	1,280	521
Employee related accounts payable and accrued liabilities	831	684
Royalties	164	166
Other accrued liabilities	585	526
	2,860	1,897

Accounts payable and accrued liabilities include $188,000 of deferred financing costs and $22,000 of additions to property, plant, and equipment as at September 30, 2013. These amounts have been excluded from cash used in financing activities and cash used in investing activities respectively on the statements of cash flows for the nine months ended September 30, 2013 as the cash had not been disbursed. Consequently, both amounts have been excluded from cash used in operating activities.

7. LEASE INDUCEMENTS

Lease agreements entered into by the Company for its offices provides for lease inducements to be provided by the landlord to the Company which are summarized as follows (in thousands):

	September 30, 2013	December 31, 2012
	$	$
Current Portion
Rent-free inducement [i]	56	58
Non-repayable leasehold improvement allowance [ii]	115	115
	171	173
Repayable leasehold improvement allowance [iii]	402	370
Total Current Portion	573	543

Long-Term Portion
Rent-free inducement [i]	452	493
Non-repayable leasehold improvement allowance [ii]	956	1,042
	1,408	1,535
Repayable leasehold improvement allowance [iii]	5,777	6,082
Total Long-Term Portion	7,185	7,617

Total	7,758	8,160

During the year ended December 31, 2007, the Company entered into a 15 year facility lease agreement [note 10[c][i]]. The agreement provides for lease inducements to be provided by the landlord to the Company which are summarized as follows:

The lease inducements disclosed on the consolidated balance sheets as a result of these benefits is comprised of the following:

[i]     In 2007, the Company entered into a long-term facility lease agreement that included an eight and one half month rent-free period from May 17, 2007 to February 1, 2008. The lease inducement benefit arising from the rent-free period is being amortized on a straight-line basis over the term of the operating lease as a reduction to rental expense. Amortization for the three and nine month periods ended September 30, 2013 amounted to a reduction of rental expense $14,000 and $41,000 [2012 - $14,000 and $41,000].

[ii]    The Company received a non-repayable allowance for an amount of $1.7 million for expenditures related to general upgrades to the facility. The lease inducement benefit arising from the non-repayable leasehold improvement allowance is being amortized on a straight-line basis over the balance of the term of the lease beginning April 1, 2008 as a reduction to rental expense. Amortization for the three and nine month periods ended September 30, 2013 amounted to a reduction of rental expense of $29,000 and $86,000 [2012 - $29,000 and $86,000].

[iii]   The Company received a repayable leasehold improvement for an amount of $7.8 million used for additional improvements to the facility. This lease inducement is being repaid over the term of the operating lease commencing February 1, 2008 at approximately $89,000 per month including interest calculated at an interest rate negotiated between the Company and the landlord. Principal repayments for the three and nine month periods ended September 30, 2013 amounted to $94,000 and $274,000 [2012 - $84,000 and $245,000]. Interest payments for the three and nine month periods ended September 30, 2013 amounted to $172,000 and $522,000 [2012 - $181,000 and $551,000].

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

[b]    Issued

The Company’s issued and outstanding common shares were consolidated on the basis of every twenty (20) common shares being consolidated into one (1) common share during 2012. Refer to note 2 for discussion of the effect of this stock consolidation.

The Company closed a shareholder rights offering on December 29, 2011 consisting of 4,506,395 units, with each unit consisting of one common share and one common share purchase unit at a price of $1.492 per share for total gross proceeds of $6,723,542.

Each warrant entitles the holder thereof to purchase one-twentieth common share of the Company at a price of $1.492 per whole common share for a period of five years after the closing date. Each warrant may only be exercised on a net cashless exercise basis, and no warrant may be exercised at a time when the exercise price equals or exceeds the current market price. Subject to certain exceptions, the holders of the warrants will be entitled to full ratchet anti-dilution price protection for a period of two years after the closing of the offering and volume weighted anti-dilution price protection thereafter. The Company accounts for warrants under the authoritative guidance on accounting for derivative financial instruments. As a result of these price protection features, the Company has classified these warrants on the accompanying balance sheet as a liability that is revalued at each balance sheet date subsequent to the initial issuance in accordance with ASC 815. On the date of issuance, the Company used the Black-Scholes pricing model to value these warrants based on an assumed risk-free interest rate of 1.18%, estimated stock price volatility of 110%, and a contractual term to expiry of five years. Subsequent changes in the fair value of the warrants between the date of issuance and the balance sheet date are reflected in the consolidated statements of loss and comprehensive loss as unrealized gain (loss) on revaluation of warrant liability.

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

At the Annual General and Special Meeting held on June 18, 2013, the Company’s shareholders’ approved a change to the maximum number of the Company’s authorized shares under its 2008 stock option plan permitting a maximum of 20% of the issued and outstanding common shares outstanding at any point in time.

Of the 1,315,532 stock options authorized for grant under the 2008 Plan as at September 30, 2013, 172,763 stock options are available for grant.

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of optioned common shares	Weighted average exercise price
	#	$
Balance at December 31, 2012	989,064	1.98
Options granted	207,670	3.09
Options forfeited	(53,402)	2.24
Options expired	(563)	133.49
Balance, September 30, 2013	1,142,769	2.11

At September 30, 2013, the following stock options were outstanding:

Range of exercise price			Number of shares under option	Weighted average remaining contractual life	Weighted average exercise price	Number of options currently exercisable	Weighted average exercise price
		$	#	(years)	$	#	$
1.02	-	1.60	509,316	8.90	1.53	143,557	1.57
	2.20		430,878	8.51	2.20	343,138	2.20
3.00	-	3.10	198,270	9.47	3.09	-	-
6.80	-	8.20	2,036	2.35	7.75	666	7.86
23.00	-	24.00	2,269	0.81	23.38	1,782	23.48
1.02	-	24.00	1,142,769	8.82	2.11	489,143	2.10

The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model based on the assumptions noted in the following table:

Nine Months Ended September 30,	2013	2012
Risk-free interest rates	1.66%	1.69%
Expected dividend yield	0%	0%
Expected life (in years)	5.74	5.95
Expected volatility	123%	113%
Fair value per stock option	$2.68	$1.59

[d]     Restricted share unit plan

At the Annual General and Special Meeting held on June 18, 2013, the Company’s shareholders approved a new restricted share unit plan (“RSU Plan”). Under the plan, the Company may grant Restricted Share Units (“RSUs”) to employees, directors, and eligible consultants which entitle each participant to either one common share of the Company on a time vested basis or a cash payout equal to the number of vested RSUs multiplied by the then current market value of the RSUs. The fair market value of the RSUs is determined based upon the number of RSUs granted and the quoted closing price of the Company’s stock on the trading day immediately preceding the date of determination. The duration of the vesting period and other vesting terms applicable to the grant of the RSUs shall be determined by the Board.

	Number of RSUs	Weighted average grant price
	#	$
Balance at December 31, 2012	-	-
RSUs granted	53,258	2.54
Balance, September 30, 2013	53,258	2.54

The restricted share units that were granted during the nine month period ended September 30, 2013 were to settle a director compensation liability that was recorded in Accounts payable and accrued liabilities. The $135,000 liability has been excluded from the change in accounts payable and accrued liabilities on the statement of cash flows.

Of the 164,441 RSUs authorized for grant under the RSU Plan as at September 30, 2013, 111,183 RSUs are available for grant.

[e]     Deferred share unit plan

At the Annual General and Special Meeting held on June 18, 2013, the Company’s shareholders approved a new non-employee director deferred share unit plan (“DSU Plan”). A Deferred Share Unit (“DSU”) is a right granted to non-employee directors which entitle each participant to either one common share of the Company on a time vested basis or a cash payout equal to the number of DSUs multiplied by the then current market value of the DSUs. The fair market value of the DSU’s is determined based upon the number of DSUs granted and the quoted price of the Company’s stock on the trading day immediately preceding the determination date. The duration of the vesting period and other vesting terms applicable to the grant of the DSU’s shall be determined by the Board.

Of the 164,441 DSUs authorized for grant under the DSU Plan as at September 30, 2013, all are available for grant.

[f]    Share-based compensation

The following table shows share-based compensation allocated by type of cost (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	$	$	$	$
Cost of sales	8	3	24	19
Research and development	12	8	34	38
General and administrative	160	75	422	430
Sales and marketing	10	3	26	5
	190	89	506	492

As of September 30, 2013, the total compensation expense to be recognized in future periods related to stock options granted amounts to $913,000, which is expected to be recognized over a weighted average service period of 2.26 years.

[g]   Common share purchase warrants

Common share purchase warrant transactions and the number of warrants outstanding are summarized below:

	Number of warrants	Weighted average exercise price
	#	$
Balance, December 31, 2012	89,976,289	0.0746
Exercise of warrants	(3,872,545)	0.0746
Balance, September 30, 2013	86,103,744	0.0746

As discussed in note 2, each warrant entitles the holder thereof to purchase 1/20th of a common share of the Company at a price of $1.492 per whole common share.

The estimated fair value of warrants issued is reassessed at each balance sheet date using the Black-Scholes option pricing model. The following assumptions were used to value the warrants on the following balance sheet dates:

	September 30, 2013	December 31, 2012
Risk-free interest rates	1.69%	1.33%
Expected dividend yield	0%	0%
Expected life (in years)	3.25	4
Expected volatility	132%	128%
Fair value of warrant	$0.1067	$0.0411

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

86,103,744 warrants, 1,142,769 stock options and 53,258 restricted share units have been excluded from the computation of diluted earnings per share for the three and nine month periods ended September 30, 2013 as the Company has incurred a net loss during the periods and their inclusion would be anti-dilutive to our loss per share (2012 - 89,985,289 warrants and 969,000 stock options were excluded).

9. RELATED PARTY TRANSACTIONS

During the three and nine month periods ended September 30, 2012, the Company incurred consulting fees to a director of $25,000 and $100,000, respectively. There were no such fees incurred during the three and nine month periods ended September 30, 2013. These consulting fees have been fully paid as of September 30, 2013.

All related party transactions are recorded at their exchange amounts, established and agreed between the related parties.

10. COMMITMENTS

[a]    License agreements

[i]     The Company entered into a non-exclusive license agreement, effective July 2005, as amended September 2008, to use and sublicense certain technology (“Technology”) for one of the Company’s cardiac tests. In consideration for these rights, the Company paid a non-refundable license issuance fee of $2,000,000 in the first two years after execution of the agreement and is required to pay quarterly royalties on the sale of products that incorporate the Technology. For the three and nine month periods ended September 30, 2013, the Company incurred an expense of $101,000 and $471,000 [2012 - $189,000 and $416,000] for royalties.

[ii]    The Company entered into a non-exclusive license and supply agreement, effective September 30, 2009 to purchase certain proprietary materials and use related intellectual property to manufacture and sell lateral flow immunoassay products. In consideration for these rights, the Company is to pay a non-refundable, non-creditable license fee, of USD$85,000 in 17 equal quarterly payments of USD$5,000 commencing December 31, 2009. For the three and nine month periods ended September 30, 2013, the Company incurred an expense of $5,000 and $15,000 [2012 - $5,000 and $ 15,000] for license fees.

All royalty and license fees incurred are included in cost of sales.

[b]    Supply agreement

The Company entered into a supply agreement, effective September 2003 for certain reagents for the Company’s RAMP® West Nile Virus Test. In addition to paying for the reagent purchased, the Company is required to pay the supplier semi-annual royalties equal to 10% of net revenue generated from the sale of the Company’s RAMP® West Nile Virus Test. The initial term of the agreement was three years from the effective date and is automatically renewed for successive periods of one year until either party terminates the agreement. For the three and nine month periods ended September 30, 2013, the Company incurred an expense of $12,000 and $47,000 [2012 - $4,000 and $33,000] for royalties to the supplier. These royalties are included in cost of sales.

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

For the three and nine month periods ended September 30, 2013, $201,000 and $606,000 [2012 - $196,000 and $583,000] was incurred for expenses related to base rent, administrative and management fees, estimated property taxes offset by amortization of both the rent-free inducement [note 7[i]] and non-repayable leasehold improvement allowance [note 7[ii]]. These expenses are allocated to cost of sales, research and development, general and administrative, and sales and marketing expenses.

 [d]  Purchase commitments

As of September 30, 2013, the Company has outstanding purchase commitments of $1,084,000 to purchase inventory over the next twelve months. In addition, the Company has certain commitments to purchase on hand inventory with suppliers in the event of termination of various supply agreements. These commitments are not fixed and are dependent on the level of inventory at the time of termination.

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

Customers that represent a concentration risk are those customers who represent 10% or greater of our total revenue. For the three month period ended September 30, 2013, $1.5 million (71%) in product sales was generated from three customers [2012 - $2.0 million (75%) from one customer]. For the nine month period ended September 30, 2013, $5.1 million (61%) in product sales was generated from two customers [2012 - $5.8 million (66%) from one customer] of whom one customer represents $3.8 million (46%).

Product sales by customer location were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	$	$	$	$
China	1,231	2,028	5,149	5,763
United States	298	151	1,456	804
Asia (excluding China)	107	27	466	620
Europe	303	221	883	694
Canada	4	11	33	27
Other	145	241	410	791
Total	2,088	2,679	8,397	8,699

Product sales by type of product were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	$	$	$	$
Cardiovascular	1,852	2,559	7,088	8,012
Bio-defense products	69	65	320	289
Infectious Diseases	1	-	456	47
West Nile Virus	166	55	533	351
Total	2,088	2,679	8,397	8,699

12. CONTINGENCIES

In 2009, the Company sold approximately $0.9 million of RAMP® 200 readers and accessories to Roche Diagnostics. On September 2, 2011, the Company received notification from Roche Diagnostics that they had terminated, effective September 30, 2011, the sales and distribution agreement between Roche Diagnostics and the Company dated September 25, 2008. Roche Diagnostics terminated the agreement because the Company had not obtained the necessary approvals from the U.S. Food and Drug Administration (FDA) to permit Roche Diagnostics to market certain of the Company’s cardiovascular tests for use in point of care settings in the United States using the RAMP® 200 Reader. On November 1, 2012, Roche Diagnostics advised the Company that they believe the Company has an obligation to repurchase the unsold products remaining in Roche Diagnostics’ inventory. The Company believes Roche Diagnostics’ claim does not have legal merit and no provision has been recognized. However, in the event the Company is required to re-purchase the products, it believes that any loss contingency would be reduced by the Company’s ability to re-sell the purchased products.

13. COMPARATIVE INFORMATION

Certain comparative figures in the notes to the financial statements have been reclassified from the amounts previously reported to conform to the presentation in the current year.

14. SUBSEQUENT EVENTS

On November 7, 2013, the Company held a special general meeting where the shareholders of the Company approved the brokered and non-brokered Private Placement of 1,273,117 Subscription Receipts priced at $2.45 for aggregate gross proceeds of $3.1 million. Of the total number of Subscription Receipts, the Company’s largest shareholder, OrbiMed, subscribed for 816,325 Subscription Receipts for gross proceeds of $2 million. Refer to the “Going Concern Uncertainty” discussion in note 2 for a description of the Private Placement.

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes. Unless otherwise specified, all dollar amounts are Canadian dollars.

OVERVIEW

Response Biomedical develops manufactures and sells diagnostic tests for use with its proprietary RAMP® System, a portable fluorescence immunoassay-based diagnostic testing platform. Our RAMP® technology utilizes a unique method to account for sources of error inherent in conventional lateral flow immunoassay technologies, thereby providing the ability to quickly and accurately detect and quantify an analyte present in a liquid sample. Consequently, an end-user in a medical facility’s central-lab or in a point-of-care diagnostic testing setting can rapidly obtain important diagnostic information. We currently have thirteen tests available for clinical and environmental testing applications and we have plans to commercialize additional tests.

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

During the nine months ended September 30, 2013, we have incurred a net loss of $9.1 million and negative cash flows from operations of $0.5 million. As of September 30, 2013, we have a cash balance of $1.2 million, an accumulated deficit of $121.3 million, a shareholders’ deficit of $7.6 million, and a negative working capital balance of $8.4 million. In addition, we have various operating leases and purchase commitments for inventory. Included in current liabilities is a warrant liability in the amount of $9.1 million that is required to be measured at fair value and is presented as a current liability in accordance with GAAP. Each warrant may only be exercised on a net cashless exercise basis meaning the potential settlement of any warrant does not require any cash disbursement by the holder of the warrant. Without taking into account the warrant liability mentioned above, current assets exceed current liabilities by $0.8 million.

Our ability to continue as a going concern is uncertain and dependent on our ability to sufficiently increase sales, reduce expenses and/or obtain additional financing to fund our ongoing operations. We have, thus far, financed our operations through a series of equity financings and we will continue, as appropriate, to seek other sources of financing including equity and debt on favorable terms. However, there are no assurances that any such financing can be obtained on favorable terms, if at all On November 7, 2013, our shareholders approved a brokered and non-brokered private placement (the “Private Placement”) of 1,273,117 Subscription Receipts at a price of $2.45 for aggregate gross proceeds of $3.1 million. This transaction is described in more detail below. We expect that we will have net negative cash flow from operations over the next several quarters until our growth initiatives provide sustained cash flow positive income (net income (loss) excluding items not involving cash) and sufficient cash flow to offset the additional working capital required to support the growth. We are actively attempting to secure additional commercial debt. However, there can be no assurance that we will be able to secure such additional financing. We believe that without additional financing, based on the current level of our operations, and excluding out of the ordinary cash management measures, our cash and cash equivalents balances, including cash generated from operations will be sufficient to meet the anticipated cash requirements up to the second half of 2014 If additional financing is not obtained, we will be required to reduce or restructure operations or we may be required to cease operations In view of these conditions, there is substantial doubt over our ability to continue as a going concern as it is dependent upon our ability to obtain financing and ultimately achieving profitable operations. The outcome of these matters cannot be predicted at this time.

RECENT DEVELOPMENTS

On September 26, 2013, we announced a brokered and non-brokered Private Placement of Subscription Receipts for aggregate gross proceeds of up to $4 million. On November 7, 2013, our shareholders approved the Private Placement of 1,273,117 Subscription Receipts at a price of $2.45 for aggregate gross proceeds of $3.1 million. We have incurred financing costs of approximately $0.4 million related to the Private Placement including the agency fee described below. Net proceeds from the Private Placement are expected to be approximately $2.7 million. We entered into an agency agreement with Bloom Burton & Co. Inc. to act as agents on a “best efforts” basis to sell, on a private placement basis, up to 816,325 Subscription Receipts at a price of $2.45 for aggregate proceeds of up to $2 million (of which, we have entered into Subscription Agreements with subscribers for 456,792 Subscription Receipts). In addition, we entered into Subscription Agreements with our largest shareholder, OrbiMed Advisors LLC (“OrbiMed”), pursuant to which OrbiMed subscribed for 816,325 Subscription Receipts at a price of $2.45 for aggregate proceeds of $2 million. Each subscription receipt automatically entitles the holder to receive one unit. Each unit consists of one common share and one-half of one warrant to purchase one common share. Each whole warrant has a term of 36 months and an exercise price of $3.58.This transaction was subject to shareholder approval which we received on November 7, 2013. Pursuant to the agency agreement noted above, we have incurred compensation for the agent of a 5% cash commission totaling $30,957 and 7% warrant coverage of 17,689 warrants (the “Agent Warrants”) based on the gross proceeds of the Private Placement (other than proceeds from certain of our existing shareholders, including OrbiMed). Each Agent Warrant will be exercisable for one common share for a period of 24 months and will have an exercise price of $2.45.

RESULTS OF OPERATIONS

For the three month period ended September 30, 2013 and 2012:

Revenues, Cost Of Goods Sold And Gross Margin (In Thousands)

Revenue

	Three Months Ended September 30,		Change 2012 to 2013
	2013	2012	Increase / (Decrease)	Percent Change
Product Sales	2,088	2,679	(591)	(22%	)
Cost of Sales	1,363	1,940	(577)	(30%	)
Gross profit on product sales	725	739	(14)	(2%	)
Gross margin	34.7%	27.6%	7.1%	25.9%

Revenues have decreased 22% or $591,000 during the three month period ended September 30, 2013 as compared to September 30, 2012. The change in total revenue is due to the following:

●	Cardiovascular sales have decreased 28%, or $707,000, primarily due to a decrease in demand by our largest distributor in China; and

●	Biodefense and West Nile Virus sales have increased by 96%, or $115,000, primarily due to increases in West Nile Virus sales to our U.S. distributor in the quarter.

Gross Margin

Gross profit on product sales decreased by $14,000 during the three month period ended September 30, 2013 compared to September 30, 2012 despite a $591,000 decrease in product sales. This is due to an increase in gross margin from 27.6% in 2012 to 34.7% in 2013. This increase in gross margin is primarily due to:

●

A reduction in unit manufacturing costs achieved through improvements in manufacturing efficiency in comparison to 2012 and a reduction in component material costs as a result of purchasing from more economical suppliers;

●	Product mix described under Revenue above; and

●	Decreases in the amount of inventory written off related to scrapped, expired, obsolete or damaged inventory.

Operating Expenses (In Thousands)

	Three Months Ended September 30,		Change 2012 to 2013
	2013	2012	Increase /(Decrease)	Percent Change
Research and development	614	838	(224)	(27%)
General and administrative	938	1,062	(124)	(12%)
Sales and marketing	550	372	178	48%
Total Operating Expenses	2,102	2,272	(170)	(7%)

Research and Development Expenses

Research and Development Expenses decreased by 27%, or $224,000, during the three month period ended September 30, 2013 in comparison to the same period ended September 30, 2012. The decrease is primarily due to a $90,000 decrease in development costs due to the timing of the clinical development of our newest assay for D-dimer in 2012 and a $124,000 decrease in salaries and wages and related costs as a result of a lower headcount.

General and Administrative Expenses

General and Administrative Expenses decreased by 12%, or $124,000, during the three month period ended September 30, 2013 in comparison to the same period ended September 30, 2012. The decrease is primarily due to an $80,000 decrease in legal expenses. In addition, there was a $78,000 decrease in recruiting costs incurred for senior management personnel in 2012 and a $48,000 decrease in personnel costs. These decreases were offset by an $84,000 increase in stock based compensation expense due to new stock option grants in 2013.

Sales and Marketing Expenses

Sales and Marketing Expenses increased by 48%, or $178,000, during the three month period ended September 30, 2013 in comparison to the same period ended September 30, 2012. The increase is primarily due to a $139,000 increase in salaries and wages and overhead costs due to the addition of sales and marketing personnel in the U.S. and China and a $39,000 increase in professional services expenses as a result of the addition of a third party telesales group during the quarter and an increase in legal costs as a result of the negotiation of sales and distribution agreements.

Other Expenses (Income), Net (In Thousands)

	Three Months Ended September 30,		Change 2012 to 2013
	2013	2012	Increase / (Decrease)	Percent Change
Interest expense	173	182	(9)	(5%)
Interest income	(3)	(4)	1	(25%)
Income tax expense	12	-	12	100%
Foreign exchange loss	38	95	(57)	60%
Unrealized loss on revaluation of warrant liability	950	854	96	11%
Total Other Expenses	1,170	1,127	43	(4%)

Interest Expense

Interest expenses decreased by 5%, or $9,000, during the three month period ended September 30, 2013 compared to the same period ended September 30, 2012. The decrease is primarily due to a reduction in the interest paid on the repayable leasehold improvement allowance as a result of a decrease in principal in 2013 versus 2012.

Interest Income

Interest income decreased by 25% during the three month period ended September 30, 2013 compared to the same period ended September 30, 2012. Interest is earned on our cash on hand and short term investments and has decreased due to a lower average cash balance during the third quarter versus the same quarter last year.

Income Tax Expense

The income tax expense is the result of the establishment of our representative office in Shanghai, China. Income tax is owed based on a percentage of operating expenses incurred.

Foreign Exchange (Gain)/Loss

Foreign exchange gain decreased by $57,000 during the three month period ended September 30, 2013 compared to the same period ended September 30, 2012. Foreign exchange gains and losses are largely due to U.S. dollar balances of cash and cash equivalents, accounts receivable and accounts payable affected by the fluctuations in the value of the U.S. dollar as compared to the Canadian dollar.

Unrealized Loss on Revaluation of Warrant Liability

The unrealized loss on revaluation of the warrant liability is solely due to the mark-to-market revaluation of the outstanding warrants each reporting period. The fair market value of the liability has increased from June 30, 2013 resulting in an unrealized loss of $950,000. The fair market value is calculated using a Black-Scholes model with inputs for volatility, risk free interest rate, and expected life of the warrants. The primary reason for the increase in the value of the liability is the increase in the fair market value of the shares of the Company at September 30, 2013 due to an increase in our share price since June 30, 2013. A small change in the estimates used in the Black-Scholes pricing model may have a relatively large change in the estimated valuation of the common stock warrants.

For the nine month period ended September 30, 2013 and 2012:

Revenues, Cost Of Goods Sold And Gross Margin (In Thousands)

	Nine Months Ended September 30,		Change 2012 to 2013
	2013	2012	Increase /(Decrease)	Percent Change
Product Sales	8,397	8,699	(302)	(3%)
Cost of Sales	4,934	5,540	(606)	(11%)
Gross profit on product sales	3,463	3,159	304	10%
Gross margin	41.2%	36.3%	4.9%	14%

Revenue

Revenues decreased 3%, or $302,000, during the nine month period ended September 30, 2013 as compared to September 30, 2012. The change in total revenue is due to the following:

●	Cardiovascular sales have decreased 12%, or $924,000, primarily due to decreased sales from our largest distributor in China during the third quarter;
●

Infectious Diseases sales have increased 870%, or $409,000, primarily due to the seasonal increase in the demand for Influenza tests during the first quarter based on the severity of the 2012-2013 Influenza season. Influenza A+B test kits, in general, are a seasonal product with the majority of our sales for these products occurring typically in the first and fourth quarters; and

●	Biodefense and West Nile Virus sales have increased by 33%, or $213,000, due to growth by our West Nile Virus distributor in the U.S.

Gross Margin

Gross profit on product sales increased by $304,000 during the nine month period ended September 30, 2013 as compared to the comparative period ended September 30, 2012 despite a decrease in revenues of $302,000. This increase is due to an increase in gross margin from 36.3% in 2012 to 41.2% in 2013. This increase in gross margin is primarily due to:

●	Product mix described under Revenue above; and
●

A $632,000, or 24%, decrease in manufacturing costs incurred spread over the relative same level of production as 2012 combined achieved through improvements in manufacturing efficiency in comparison to 2012 and a reduction in component material costs as a result of purchasing from more economical suppliers.

Operating Expenses (In Thousands)

	Nine Months Ended September 30,		Change 2012 to 2013
	2013	2012	Increase /(Decrease)	Percent Change
Research and development	1,728	2,435	(707)	(29%)
General and administrative	2,801	3,297	(496)	(15%)
Sales and marketing	1,566	981	585	60%
Total Operating Expenses	6,095	6,713	(618)	(9%)

Research and Development Expenses

Research and Development Expenses decreased by 29%, or $707,000, during the nine month period ended September 30, 2013 in comparison to the same period ended September 30, 2012. The decrease is primarily due to a $255,000 decrease in salaries and wages as a result of government funding received supporting a portion of development salaries and a lower headcount compared to 2012. In addition, there was a $237,000 decrease in product development and legal costs related to the clinical development of our newest assay for D-dimer in 2012. Finally, there was a $199,000 decrease in administrative, overhead, consulting and depreciation expenses incurred related to development projects that were ongoing in 2012.

General and Administrative Expenses

General and Administrative Expenses decreased by 15%, or $496,000, during the nine month period ended September 30, 2013 in comparison to the same period ended September 30, 2012. The decrease is primarily due to a $252,000 decrease in recruiting fees incurred for senior management personnel in 2012, a $101,000 decrease in legal and administrative expenses and a $129,000 decrease in salaries, wages and consulting costs incurred compared to 2012.

Sales and Marketing Expenses

Sales and Marketing Expenses increased by 60%, or $585,000, during the nine month period ended September 30, 2013 in comparison to the same period ended September 30, 2012. The increase is primarily due to a $517,000 increase in salaries and wages and stock based compensation due to the addition of sales and marketing personnel in the U.S. and China. In addition, there was a $162,000 increase in administrative, travel and overhead expenses as a result of the additional sales and marketing personnel and a $71,000 increase in consulting costs related to marketing and telesales services incurred in 2013. These increases were offset by a $105,000 decrease in legal expenses incurred due to business development in 2012 and a $89,000 decrease in bad debt expense.

Other Expense (Income), Net (In Thousands)

	Nine Months Ended September 30,		Change 2012 to 2013
	2013	2012	Increase / (Decrease)	Percent Change
Interest expense	525	554	(29)	(5%)
Interest income	(10)	(19)	9	(47%)
Other income	(58)	-	(58)	100%
Income tax expense	27	-	27	100%
Foreign exchange (gain) loss	(1)	24	(25)	(104%)
Unrealized loss on revaluation of warrant liability	6,055	1,861	4,194	100%
Total Other Expenses	6,538	2,420	4,118	170%

Interest Expense

Interest expenses decreased by 5%, or $29,000, during the nine month period ended September 30, 2013 compared to the same period ended September 30, 2012. The decrease is primarily due to a reduction in the interest paid on the repayable leasehold improvement allowance as a result of a decrease in principal in 2013 versus 2012.

Interest Income

Interest income decreased by 47% during the nine month period ended September 30, 2013 compared to the same period ended September 30, 2012. Interest is earned on our cash on hand and short term investments and has decreased due to a lower average cash balance during the first half of 2013 versus the same period last year (see “Changes in Cash Flows”).

Other Income

Other income represents cash received upon the non-recurring demutualization of our insurance provider.

Income Tax Expense

The income tax expense is the result of the establishment of our representative office in Shanghai, China. Income tax is owed based on a percentage of operating expenses incurred.

Foreign Exchange (Gain)/Loss

Foreign exchange loss decreased by $25,000 during the nine month period ended September 30, 2013 compared to the same period ended September 30, 2012. Foreign exchange gains and losses are largely due to U.S. dollar balances of cash and cash equivalents, accounts receivable and accounts payable affected by the fluctuations in the value of the U.S. dollar as compared to the Canadian dollar.

Unrealized Loss on Revaluation of Warrant Liability

The unrealized loss on revaluation of the warrant liability is solely due to the mark-to-market revaluation of the outstanding warrants each reporting period. The fair market value of the liability has increased from December 31, 2012 resulting in an unrealized loss of $4.2 million. The fair market value is calculated using a Black-Scholes model with inputs for volatility, risk free interest rate, and expected life of the warrants. The primary reason for the increase in the value of the liability is the increase in the fair market value of the shares of the Company at September 30, 2013 due to an increase in our share price since December 31, 2012. A small change in the estimates used in the Black-Scholes pricing model, including our share price, can cause a relatively large change in the estimated valuation of the common stock warrants.

Liquidity And Capital Resources

Total cash and cash equivalents and working capital at September 30, 2013, and December 31, 2012 were as follows (in thousands):

As at,	September 30, 2013	December 31, 2012
Cash and cash equivalents	1,152	2,080
Percentage of total assets	9%	14%
Working capital	(8,415)	(642)
Warrant liability	9,191	3,699
Working capital, excluding Warrant liability	776	3,057

As at September 30, 2013, the Company had a negative working capital balance. Included in current liabilities is a warrant liability that is required to be measured at fair value and is presented as a current liability in accordance with ASC 815. Each warrant may only be exercised on a net cashless exercise basis and no warrant may be exercised at a time when the exercise price equals or exceeds the current market price meaning the potential settlement of any warrant does not require any cash disbursement. Without taking into account the warrant liability mentioned above, the Company’s working capital as at September 30, 2013 is $776,000 (December 31, 2012 - $3.1 million). The decrease of $2.3 million is primarily due to the cash used in operating activities as described below.

Financial Condition

We have financed our operations primarily through equity financings. As of September 30, 2013, the Company has raised approximately $103.0 million from the sale and issuance of equity securities and debt, net of issue costs.

We have sustained continuing losses since our formation and as of September 30, 2013, had a deficit of $121.3 million and historically, have incurred negative cash flows from operations. On November 7, 2013, our shareholders approved the Private Placement of 1,273,117 Subscription Receipts at a price of $2.45 for aggregate gross proceeds of $3.1 million. However, we believe that without additional financing, based on our expected level of operations, and excluding out of the ordinary cash management measures, cash and cash equivalents balances, including cash generated from operations, will be sufficient to meet the anticipated cash requirements up to the second half of 2014. We are actively attempting to secure additional commercial debt. If additional financing is not obtained, we will be required to reduce or restructure operations or we may be required to cease operations. Cash flows from operations are generally impacted by our level of quarterly sales and our ability to manage operating expenses. However, increased quarter over quarter growth also requires additional working capital in the form of higher accounts receivable and greater inventory balances to meet the increased demand. We expect that we will have net negative cash flow from operations over the next several quarters until our growth initiatives provide sustained cash flow positive income (net income (loss) excluding items not involving cash) and sufficient cash flow to offset the additional working capital required to support the growth. In addition, we continue to require cash for our inventory purchase commitments as described in note 10[d] of our financial statements, the repayment of our leasehold improvement allowance as described below under “Cash used in Investing Activities” and cash for capital asset purchases as described below under “Cash used in Investing Activities” which we do not expect to increase materially until additional sources of funding, if any, are secured. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Ongoing Sources And Uses Of Cash

Changes In Cash Flows

Changes in cash flows were as follows (in thousands):

For the Nine Months Ended September 30,	2013	2012
Cash used in operating activities	(535)	(4,137)
Cash used in investing activities	(115)	(241)
Cash used in financing activities	(278)	(245)
Decrease in cash during the period	$(928)	$(4,623)

As at September 30, 2013, our cash and cash equivalents balance was $1.2 million. The cash decrease was primarily the result of $535,000 of cash used in operating activities along with the cash used in investing and financing activities as described below:

Cash Used in Operating Activities

Cash used in operating activities during the nine month periods ended September 30, 2013 and 2012 was $518,000 and $4.1 million. The net cash used in operating activities in 2013 was primarily the result of $1.9 million of cash used in operations as a result of our cash expenses exceeding our gross profit earned on product sales. This was offset by the net change in non-cash working capital of $1.3 million. The net change in non-cash working capital related to operations consists of the following (in thousands):

For the Nine Months Ended September 30,	2013	2012
Trade receivables	726	336
Other receivables	107	(7)
Inventories	(116)	(133)
Prepaid expenses and other	(57)	24
Accounts payable and accrued liabilities	888	(1,357)
Deferred revenue	(95)	(105)
Total change in non-cash working capital	$1,453	$(1,242)

Explanations of the more significant net changes in working capital during the three month period ended September 30, 2013 are as follows:

●	Accounts payable and accrued liabilities increased from $1.9 million to $2.9 million as a result of the timing of payments made to certain vendors for working capital management purposes;

●	Trade receivable balances decreased from $1.5 million to $0.8 million due to the reduction in sales to our largest distributor during the third quarter as compared to the third quarter of 2012;
●

Inventory balances increased from $1.8 million to $1.9 million primarily due to the stocking of readers in preparation of transferring our reader manufacturing from our vendor to us in the fourth quarter;

●	Other receivables decreased from $187,000 to $80,000 as a result of the timing of government funding claims made; and
●	Deferred revenue decreased from $271,000 to $176,000 due to timing of shipments of prepaid products.

Cash Used in Investing Activities

Net cash used in investing activities for the three month period ended September 30, 2013 and 2012 was $115,000 and $241,000 respectively which represents cash that was used primarily for the purchase of manufacturing, demonstration, and computer equipment in 2013 and the establishment of our reader manufacturing facility.

Cash Used in Financing Activities

Net cash used in financing activities for the nine month period ended September 30, 2013 and 2012 was $278,000 and $245,000 respectively which represents cash that was used in the repayment of the leasehold improvement allowance and the deferral of costs incurred related to the private placement noted earlier. The increase is primarily due to the increase of principal paid on every payment made to our landlord as per the loan’s amortization schedule.

Off-Balance-Sheet Arrangements

 The Company does not have any off-balance sheet financing arrangements at September 30, 2013.

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

Stock Based Compensation

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

During the quarter ended September 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report.

Changes In Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are not profitable and have had negative cash flow from operations. Based on our current cash resources, expected cash burn, and anticipated revenues, we expect that we can maintain operations through the middle of 2014. If additional financing is not obtained, we will be required to reduce or restructure operations or we may be required to cease operations. We have relied primarily on debt and equity financings to fund our operations and commercialize our products. Additional capital may not be available, at such times or in amounts as needed by us. Even if capital is available, it might be on adverse terms. Any additional equity financing will be dilutive to our shareholders. If access to sufficient capital is not available as and when needed, our business will be materially impaired and we may be required to cease operations, curtail one or more product development, manufacturing improvement, or sales generation programs, attempt to obtain funds through collaborative partners or others that may require us to relinquish rights to certain technologies or product candidates, or we may be required to significantly reduce expenses, sell assets, seek a merger or joint venture partner, file for protection from creditors or liquidate all our assets.

Our inability to generate sufficient cash flows may result in our Company not being able to continue as a going concern.

We have incurred significant losses to date and we expect these losses to continue for the near future. As at September 30, 2013, we had an accumulated deficit of $121.3million and have only generated positive cash flow from operations once, in the first quarter of 2013. Accordingly, there is substantial doubt about our ability to continue as a going concern. We may need to seek additional financing to support our continued operations; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. In view of these conditions, our ability to continue as a going concern is dependent upon our ability to obtain such financing and, ultimately, on achieving profitable operations. The outcome of these matters cannot be predicted at this time. The consolidated financial statements for the period ended September 30, 2013 do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should we be unable to continue in business. Such adjustments could be material. If we are unable to generate sufficient revenue, positive cash flow or earnings, or raise sufficient capital to maintain operations, we may not be able to continue operating our business and be forced to sell our Company or liquidate our assets.

We have evolved from a pure development company to a commercial enterprise but to date have realized minimal operating revenues from product sales. For the three months ended September 30, 2013 and 2012, we have a net loss of $2.5 million and $9.2 million respectively however; excluding the non-cash Unrealized gain on revaluation of our warrant liability we have incurred adjusted losses of $1.6 million and $1.8 million respectively. We currently are not profitable and expect operating losses to continue. Generating revenues and profits will depend significantly on our ability to obtain sufficient financing and to successfully develop, commercialize, manufacture and market our products. The time necessary to achieve market success for any individual product is uncertain. No assurance can be given that product development efforts will be successful, that required regulatory approvals can be obtained on a timely basis, if at all, or that approved products can be successfully manufactured or marketed. Consequently, we cannot assure that we will ever generate significant revenue or achieve or sustain profitability. As well, there can be no assurance that the costs and time required to complete commercialization will not exceed current estimates. We may also encounter difficulties or problems relating to research, development, manufacturing, distribution and marketing of our products. In the event that we are unable to generate adequate revenues, cash flow or earnings, to support our operations, or we are unable to raise sufficient capital to do so, we may be forced to cease operations and either sell our business or liquidate our assets.

Current and future conditions in the global economy may have a material adverse effect on our business prospects, financial condition and results of operations.

During the second half of fiscal year 2008, the global financial crisis, which particularly affected the credit and equity markets, accelerated and the global recession deepened, with an exceptionally weak global economy in 2009 and 2010 followed by a mixed economic performance during 2011 and 2012. Though we cannot predict the extent, timing or ramifications of the global financial crisis and the economic outlook in different economies, we believe that the current downturn in the world's major economies and the constraints in the credit markets have heightened or could heighten a number of material risks to our business, results of operations, cash flows and financial condition, as well as our future prospects, including the following:

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

Accordingly, we believe that period to period comparisons of our results of operations are not necessarily meaningful. In the future, our periodic operating results may vary significantly depending on, but not limited to, a number of factors, including:

●	new product announcements made by us or our competitors;
●	changes in our pricing structures or the pricing structures of our competitors;
●	our ability to develop, introduce and market new products on a timely basis, or at all;
●	the timing and size of orders from our distributors;
●	the seasonality of sales of our Influenza A+B products and the impact on demand based on the severity of the Influenza season;
●	our ability to maintain existing distributors and grow our Cardiovascular and Influenza A+B and RSV testing revenues;
●	our manufacturing capacities and our ability to increase the scale of these capacities;
●	the mix of product sales between our instruments and our consumable products;
●	our ability to take advantage of supply constraints by our competitors due to regulatory and other issues;
●	the amount we spend on research and development; and
●	changes in our strategy.

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

We sell in China through an exclusive distributor for RAMP® branded products, O&D Biotech Co. Ltd., China (O&D), and an exclusive distributor for private labeled OEM products, Wondfo Biotech Co. Ltd. (Wondfo). Sales to O&D accounted for 41% of our total product sales during the nine months ended in September 30, 2013. If O&D or Wondfo underperforms at any time, we may not be able to generate alternative distribution channels rapidly enough to prevent a significant disruption in sales generated in China, which would have an adverse impact on our business performance as was the case in the second and third quarters of 2013.

A substantial portion of our business is in China where we rely upon our distributors for our regulatory clearances and where we have limited direct presence to closely monitor and understand the rapidly expanding market.

Approximately 60% of our product revenue derives from sales of our products through our distribution channel partners in China. China is a dynamic and rapidly evolving market for medical technology including the POC diagnostic testing market in which we compete. While we have recently established a direct presence in China via a Representative Office and a General Manager to allow us to better monitor and understand this market, there is no assurance that these activities will be effective and will enable us to anticipate changes in this market or may impact the relationships that we have with existing Chinese distributors which could materially and adversely impact our product sales in China. In addition, we rely upon two distributors in China for all of our China sales. These distributors own our China regulatory clearances, meaning we cannot easily terminate them without incurring a large reduction in our sales. This is due not only to our need to find and sign new distributors but also our need to wait the 6-9 months necessary for us or those new distributors to obtain the regulatory clearances necessary so they will be authorized to sell our products.

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

In May 2007, we entered into an agreement to lease a multi-use, 46,000 square foot facility in Vancouver, British Columbia, Canada. This facility, which the company has occupied as its main operation center since 2008, is significantly larger than required for our near term production requirements. The excess space is difficult to sublease due to the current layout of the company’s manufacturing operations and the significant availability of space in other buildings in the local real estate market. In addition to rental payments for the facility, we are obligated to repay with interest over the next 10 years the $6.2 million balance due as of September 30, 2013 on the repayable leasehold improvement allowance.

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

All of our test kits, or Kits, are currently produced in-house and our portable fluorescence readers, or Readers, are manufactured and supplied to us under contract. We have qualified a local contract manufacturer for Readers. To meet the projected demand for our products, we will require additional equipment to scale up our manufacturing processes. Some of this equipment will require customization that may increase the lead-time from the supplier. In addition, we are currently in the process of moving the assembly of our Readers in-house. We expect his transition from the contract manufacturer to our facility to complete by December 2013. If demand for our products significantly exceeds forecast, or if the third party manufacturers of Readers or manufacturing equipment are unable to deliver to us on schedule, or we are unable to successfully transition the assembly of Readers in-house on a timely basis, we may not be able to meet customer requirements.

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

We must increase sales of our products and/or decrease our expenses, or we may not be able to become profitable.

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

We cannot provide assurance that we will be able to successfully increase our sales volumes of our products and/or decrease our expenses to become profitable or sustain profitability.

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

Our principal competitors in the human diagnostic market are Alere Inc. (Alere), Abbott Point of Care Inc. (Abbott), Mitsubishi Chemical Corporation (Mitsubishi), Roche Diagnostics (Roche), Siemens AG (Siemens), Becton Dickinson Corporation, and Quidel Corporation.

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

Companies operating in our industry may be impacted by potential healthcare reform, including decreased reimbursement for our product’s use. Such healthcare reform may include pricing restrictions on medical products, including ours, that may restrict our ability to sell our products at a profit.

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

As of September 30, 2013 excluding the impact of the Private Placement, we had outstanding stock options to purchase an aggregate of 1,142,769 shares, at exercise prices between $1.02 and $24.00, warrants to purchase an aggregate of 4,305,187 shares at an exercise price of $1.492, and 53,258 restricted share units, which in total, represents 46% of our fully diluted outstanding share capitalization at that date. To the extent that these outstanding options and warrants are exercised, considerable dilution to the interests of our shareholders will occur.

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

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.           MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.           OTHER INFORMATION

None

ITEM 6.           EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference
3.1	Certificate of Incorporation dated August 20, 1980.	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 20-F for the year ended December 31, 2004, as filed on May 2, 2005.

3.2	Company Act Name Change dated October 15, 1991.	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 10-K for the year ended December 31, 2011 as filed on March 29, 2012.

3.3	Articles of the Company dated April 10, 1997.	Previously filed as an exhibit to, and incorporated herein by reference from, our Registration Statement on Form 20-F filed on February 4, 2004.

4.1	Escrow Agreement dated July 29, 2004.	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 20-F for the year ended December 31, 2004, as filed on May 2, 2005.

10.1	Agency Agreement, dated September 26, 2013	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K as filed on September 26, 2013

10.2	Subscription Agreement for Subscription Receipts, dated September 24, 2013	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K as filed on September 26, 2013

10.3	Subscription Receipt Agreement, dated September 26, 2013	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K as filed on September 26, 2013

14	Company’s Code of Ethics	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 10-K for the year ended December 31, 2011 as filed on March 29, 2012

31.1	CEO's Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934

31.2	CFO's Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934

32.1	CEO's Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350

32.2	CFO's Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350

101

The following materials from Response Biomedical Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) unaudited Consolidated Statements of Loss and Comprehensive Loss for the three and nine months ended September 30, 2013 and 2012, (ii) unaudited Consolidated Balance Sheets as of September 30, 2013, (iii) audited Consolidated Balance Sheets as of December 31, 2012, (iv) unaudited Consolidated Statements of Shareholders’ Equity/Deficit (v) unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (vi) unaudited Notes to Consolidated Financial Statements

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Response Biomedical Corp.
(Registrant)

Date:	November 13, 2013	/s/ Jeffrey L. Purvin
Jeffrey L. Purvin
Chief Executive Officer

Date:	November 13, 2013	/s/William J. Adams
William J. Adams
Chief Financial Officer