Form 10-K
period 2013-12-31
RESPONSE BIOMEDICAL CORP
filed 2014-03-17
CIK 806888

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant (assuming officers, directors and 10% stockholders are affiliates), based on the last sale price for such stock on June 30, 2013: $9,496,551. The Registrant has no non-voting common stock.

As of February 28, 2014, there were 7,870,895 shares of the Registrant's common stock outstanding.

______________________________

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

RESPONSE BIOMEDICAL CORP.

Form 10-K – ANNUAL REPORT

For the Fiscal Year Ended December 31, 2013

Table of Contents

		Page
PART I
ITEM 1.	BUSINESS	2
ITEM 1A.	RISK FACTORS	20
ITEM 2.	PROPERTIES	35
ITEM 3.	LEGAL PROCEEDINGS	35
ITEM 4.	MINE SAFETY DISCLOSURES	35

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	36
ITEM 6.	SELECTED FINANCIAL DATA	37
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	38
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	49
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	51
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	81
ITEM 9A.	CONTROLS AND PROCEDURES	80
ITEM 9B.	OTHER INFORMATION	81

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	82
ITEM 11.	EXECUTIVE COMPENSATION	82
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	82
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.	82
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	82

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	83

-i-

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

●     Our future strategy, structure, and business prospect;

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

●     Our ability to meet the financial and other covenants required by our debt obligations; and

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

CORPORATE INFORMATION

ITEM 1. BUSINESS

GENERAL

Response Biomedical Corp. (“Response,” “Company,” “us,” “we” or “our”) is engaged in the research, development, commercialization and distribution of diagnostic technologies for the medical central-lab testing, point of care (POC) testing and on-site environmental testing markets. POC, on-site diagnostic tests (or assays) are simple, non-laboratory based tests performed using portable hand-held devices, compact desktop analyzers, single-use test cartridges and/or dipsticks RAMP® represents a paradigm in diagnostics that provides sensitive and reliable information in minutes. Response was incorporated in British Columbia in August 1980. Our principal offices are located at 1781 – 75th Avenue West, Vancouver, British Columbia, Canada. The Company’s wholly-owned US subsidiary, Response Point of Care Inc., was incorporated on November 9, 2012 in the State of Delaware. Our common stock is traded on the Toronto Stock Exchange (TSX) under the trading symbol “RBM” and quoted on the OTC markets under the symbol “RPBIF”. Our results by segment are included in our financial statements, which are included under Item 8 to this Annual Report on Form 10-K.

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

RAMP® maintains the key positive attributes of lateral flow immunoassays - simplicity, specificity, reliability and rapid results, while adding a unique, patented feature that can improve test performance versus other companies’ traditional lateral flow systems. Specifically, in addition to analyzing a traditional “detection zone” in its tests, the RAMP® system also has a second “control zone”. By introducing a second population of known antibodies into the “control zone” that are impacted by the same conditions as the test antibodies in the typical lateral flow technology’s “detection zone”, the ratio of a measurement of the signal from the two sets of antibodies effectively factors out uncontrolled variability, thereby providing an accurate result. The algorithm for this ratio is unique to our test system. Furthermore, the use of a fluorescent label in the cartridge combined with a custom optical scanner in the RAMP® Reader or RAMP® 200 Reader (“Reader”), results in a reliable and sensitive detection system. While the RAMP® 200 Reader is currently limited to central-lab use in the U.S. for use with the cardiovascular tests, our RAMP® System has demonstrated its capability to detect and quantify a wide variety of analytes with sensitivity and accuracy comparable to centralized lab systems, including testing multiple analytes simultaneously.

A large menu of tests can be run on our proprietary RAMP® system, namely:

Cardiovascular Tests

-	Troponin-I
-	Myoglobin
-	CK-MB
-	NT-proBNP
-	D-dimer

Environmental Test

-	West Nile disease

Biodefense Tests

-	Anthrax
-	Small pox
-	Ricin
-	Botulinum toxin

Infectious Disease Tests

-	Influenza A + B
-	Respiratory syncytial virus (RSV)

Minimal training is required to use our RAMP® System. A test is performed by adding a sample (e.g., blood, nasal or sinus mucus, saliva, water or unknown powders) containing the analyte of interest (e.g., Myoglobin, anthrax spores, etc.) mixed with a proprietary buffer and labeled antibodies to the sample well of a test cartridge. The cartridge is then inserted into the Reader, which scans the test strip and provides the result in 20 minutes or less, depending on the assay. In the absence of rapid on-site and POC test results like our RAMP® test, health care providers and first responders may be forced to wait up two (2) or more hours for a confirmatory result from a government- or hospital-run central lab.

Our RAMP® system consists of a reader and single-use disposable test cartridges, and has the potential to be adapted to any other medical and non-medical immunoassay based test currently performed in laboratories.

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

Response sells tests to detect the two primary markers for congestive heart failure, B-type natriuretic peptide (BNP) and NT-proBNP. Response’s NT-proBNP test is marketed in various countries both directly and by our international distributor network with the exception of Japan, where BNP is sold solely.

3.	Thrombotic disease markers

Response sells tests to detect D-dimer, one of the most prescribed markers for deep venous thrombosis (DVT), pulmonary embolism (PE) or disseminated intravascular coagulation (DIC).

Acute Myocardial Infarction (Heart Attack) Testing

Serial measurement of biochemical markers is now universally accepted as an important determinant in the diagnosis of an acute myocardial infarction (AMI). The ideal AMI marker is one that has high clinical sensitivity and specificity, appears soon after the onset of a heart attack, remains elevated for several days following a heart attack and can be assayed with a rapid turnaround time.1 Today, there is no single marker that meets all of these criteria, thus necessitating the need to test for multiple cardiac markers. The biochemical markers that are commonly used by physicians to aid in the diagnosis of a heart attack are Myoglobin, CK-MB, Troponin I and Troponin T. We sell tests to detect three of these markers (Myoglobin, CK-MB, and Troponin I). As seen in the figure below, cardiac markers follow a specific, predictable pattern of release kinetics following an acute coronary event. The differences in the time for each marker to reach its peak concentration has made it common practice for clinicians to make use of at least two different markers in tandem, an early marker such as Myoglobin and a later one such as Troponin I. International guidelines recommend the use of serial Troponin tests in order to identify a rising and falling patter in Troponin I level and comparison to test-specific reference values for definitive diagnosis of heart attacks.

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

Influenza A + B

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

5 http://www.stjohnsmercy.org/healthinfo/newsletters/heart/Aug02.asp

6 Arch Pathol Lab Med. 1993. 117(10): 977-80

7 Point of Care Diagnostic Testing World Market, Trimark Publications April 2013.

8 Nicholson KG, Wood JM, Zambon M (2003) Influenza. Lancet 362:1733– 1745.

9 http://www.cdc.gov/flu/about/qa/disease.htm.

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

OUR MARKETS

We develop, manufacture and sell our RAMP® system for the global medical point of care market including cardiovascular testing, infectious disease testing market and the on-site environmental testing market including biodefense and vector environmental testing. In the U.S., our RAMP® 200 Reader is limited to central-lab use with the cardiovascular tests.

CARDIOVASCULAR TESTING MARKETS

Our RAMP® cardiovascular tests are intended for use primarily in hospital emergency rooms, laboratories and walk-in clinics around the world. We have obtained clearance to market these tests in the U.S., Canada, the European Union, China and other regulated jurisdictions around the world. RAMP® Cardiovascular testing products represent approximately 85% of our sales around the world.

In China, we sell our RAMP® and RAMP® 200 readers, as well as our Myoglobin, CK-MB, Troponin I and NT-proBNP tests to Shanghai Elite Biotech Co., Ltd. (Shanghai Elite), Beijing Clear Biotech Co., Ltd. (Beijing Clear), and O&D Biotech Co., Ltd. (O&D). Shanghai Elite and Beijing Clear sell the RAMP® brand while O&D co-brands our tests with the O&D brand name(s), logo(s) and registered trademark(s). Also in China, we sell our RAMP® and RAMP® 200 readers, as well as our Myoglobin, CK-MB, Troponin I and NT-proBNP tests to Wondfo Biotech Co. Ltd (Wondfo), who then re-brands our readers and tests under its Wondfo brand name(s), logo(s) and registered trademark(s).

In Japan, our distributor, Shionogi & Co., Ltd. (Shionogi), sells a rapid quantitative test for BNP under its own brand name.

We have agreements with regional distributors that sell our RAMP® cardiovascular products in the United States and various countries in Asia, Latin America, Europe, the Middle East and Africa.

INFECTIOUS DISEASE TESTING MARKETS

Influenza A + B and RSV

In the United States, we sell our RAMP® 200 reader, as well as our Influenza A + B and RSV tests to Fisher HealthCare, which then distributes these RAMP®-branded readers and tests directly to end-users, nationwide. These tests provide hospitals with reliable and objective electronic results in approximately 15 minutes.

For our Flu tests, we were granted a Special 510(k) clearance by the U.S. Food and Drug Administration (FDA) for an update to our RAMP® Influenza A + B Assay Package Insert to include analytical reactivity information for a strain of the 2009 H1N1 virus cultured from positive respiratory specimens. Although our RAMP® Influenza A + B Assay has been shown to detect the 2009 influenza A (H1N1) virus in cultured isolates, the performance characteristics of this device with clinical specimens that are positive for the 2009 influenza A (H1N1) virus have not been established. Our RAMP® Influenza A + B Assay can distinguish between influenza A and B viruses, but it cannot differentiate influenza subtypes.

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

BIODEFENSE TESTING MARKETS

We market and sell our biodefense products directly and through a network of regional and national distributors. The majority of our sales of biodefense products are to the United States and Canada with some sales to countries such as China, Ireland, and Australia. Our systems are sold primarily to first responder units, such as police and fire departments, and to governmental agencies.

ENVIRONMENTAL TESTING MARKETS

The market for our West Nile Virus (WNV) Test is comprised of the following end users: state public health/veterinary labs, mosquito control districts and universities. It is estimated that approximately 300,000 tests are performed throughout North America each year to screen for West Nile Virus. On December 1, 2003, we entered into a sole distribution agreement with ADAPCO Inc., the largest distributor of mosquito control products in the United States.

KEY SALES AND DISTRIBUTION AGREEMENTS

BEIJING CLEAR BIOTECH CO., LTD. (BEIJING CLEAR)

In 2013, we signed a distribution agreement with Beijing Clear authorizing them to exclusively market our Cardiovascular POC readers and tests, which were approved by the China Food and Drug Administration (CFDA) in November, 2013, in the North, Northeast, Northwest, and Western provinces of China.

SHANGHAI ELITE BIOTECH CO., LTD. (SHANGHAI ELITE)

In 2013, we signed a distribution agreement with Shanghai Elite authorizing them to exclusively market our Cardiovascular POC readers and tests in the East, Central, South, and Southwestern provinces of China.

The territory allocated to both Beijing Clear and Shanghai Elite encompasses all of China, exclusive of the Hong Kong and the Macau Special Administrative Region.

O&D BIOTECH, LTD. CHINA (O&D)

In February, 2011, we signed an agreement with O&D, amended May, 2012 and February, 2013, that replaces an earlier agreement signed in April 2007, as the exclusive distributor of RAMP® co-branded cardiovascular products in the People’s Republic of China, exclusive of Hong Kong and the Macau Special Administrative Region. Our distribution agreement with O&D expired on December 31, 2013.

WONDFO BIOTECH CO., LTD (WONDFO)

In December 2009, we signed a private label original equipment manufacturer (OEM) agreement, amended in March, 2013, with Wondfo which names Wondfo as the exclusive distributor for the marketing and sale of their private label OEM cardiac testing products in the People’s Republic of China, excluding Hong Kong and Macau Special Administrative Region. Our distribution agreement with Wondfo expired on December 31, 2013.

MED TECH/MED CARE, LLC (MTMC)

On October 3, 2013, we signed an agreement with MTMC, an outsourced sales organization based in Forestdale, MA,, USA, to provide sales and marketing representation for RAMP®-branded Cardiovascular and Infectious Disease testing lines in the United States.

SHIONOGI & CO., LTD (SHIONOGI)

In May 2006, we signed an agreement with Shionogi, amended August 2012 and 2013, to market and sell our BNP tests in Japan. Under the terms of the agreement, we agreed to become the exclusive manufacturer of BNP tests on an OEM basis. The agreement is subject to minimum purchase levels by Shionogi. In the event Shionogi fails to meet these minimum purchase levels, it is required to pay us a percentage of the unit price for each unit that represents the shortfall. The agreement may be terminated by either party with twelve months notice, should either party be in breach under the terms of the agreement, or under certain other conditions.

THERMO FISHER SCIENTIFIC L.L.C. (Fisher)

In January 2013, we announced that we entered into a nonexclusive distribution agreement with Fisher HealthCare, a subsidiary of Fisher, to distribute our Infectious Disease portfolio of our RAMP® products in the United States.

Fisher will market our Infectious Disease Point of Care (POC) test panel, which currently includes the RAMP® Influenza A + B test and the RAMP® RSV test, on the RAMP® 200.

LABORATORY SUPPLY, INC. (LABSCO)

In January, 2013, we entered into a distribution agreement with LABSCO, a distributor of laboratory products to hospitals, physician office laboratories and alternate healthcare settings. By mutual agreement, our distribution agreement with LABSCO ended on January 14, 2014.

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

In June 2008, we entered into a sales and distribution agreement with Roche Diagnostics. That agreement granted Roche Diagnostics the rights to market our line of cardiovascular POC tests worldwide with the exception of in Japan. The sales and distribution agreement was revised in February 2010 to limit the licensed territory to the United States. On September 2, 2011, we received notification from Roche Diagnostics that they had terminated the sales and distribution agreement between Roche and Response effective September 30, 2011. Roche Diagnostics terminated the agreement because it stated that we had not obtained 510(k) clearance from the FDA to permit Roche Diagnostics to market our cardiovascular POC tests in the United States using the RAMP® 200 Reader in a POC setting. In November, 2013, we signed a settlement and release of claims agreement with Roche where we negotiated a resolution to the above matter with both parties agreeing to release the other party from any and all claims related to the sales and distribution agreement.

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

Test Market Segment
Company	Cardiac Markers	CHF Marker	Drugs of Abuse	Flu and Infectious Disease	Pregnancy / Ovulation	Blood Gases/ Electrolytes	Coagulation
Response Biomedical Corp.	√	√		√
Abbott Point of Care Inc.	√(1)	√				√	√
Becton Dickinson Corporation				√
Dade Behring	√	√
Alere Inc.	√	√	√	√	√	√	√
Mitsubishi Chemical Medience Corporation (3)	√	√
Roche Diagnostics (2)	√	√	√			√	√
Quidel Corporation (4)				√	√

(1)	Only Troponin I, CK-MB and BNP cardiac tests at this time.
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

Since 2003, Abbott Point of Care Inc., formerly i-STAT Corporation, has sold a 10-minute Troponin I test for use on the i-STAT Portable Clinical Analyzer, a biosensor-based technology. In 2005, Abbott Point of Care launched a CK-MB test and, in 2006, launched a POC BNP test. In addition, Abbott Point of Care offers several tests for other markers in whole blood, predominantly electrolytes and blood gases. We believe that the requirement for different sample types for the i-STAT markers for heart attack (TnI and CK-MB) and congestive heart failure (BNP) is a significant disadvantage as compared to our RAMP® system.

Quidel Corporation has sold rapid, qualitative tests for the detection of RSV and Influenza A and B since 2001 as the QuickVue® Influenza A+B test and the QuickVue® RSV test. Based on data published in March 2011, we believe that our RAMP® RSV test offers superior performance versus the QuickVue® RSV test. Binax, Inc., a division of Alere, has been selling Influenza A, Influenza B and RSV tests under the BinaxNOW® brand since 2002 and a combined Influenza A+B test since 2004. Both of these tests have received Clinical Laboratory Improvement Amendments of 1988, or CLIA-waived status, which has allowed for their use in physician office laboratories. Quidel has developed a reader-based detection instrument, the Sofia, available in the US since 2011 that can run tests for Influenza, RSV, Strep A and bhCG. The Sofia Influenza A+B test received CLIA-waiver in 2012.

Becton-Dickenson developed the Veritor System Digital Reader in 2011 with the Influenza A+B, RSV and Strep tests. The BD Veritor along with the Influenza A+B and Strep tests is CLIA-waived.

Other infectious disease tests manufacturers available includes Thermo Electron Corp. which produces rapid Influenza A+B tests that are not currently CLIA-waived.

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

Much of the research effort for recent diagnostic testing has been directed toward the development of DNA hybridization probe tests. These tests identify specific gene sequences that can be associated with certain genetically based disorders, infectious diseases and the prediction of predisposition to certain medical conditions, such as cancer. Several companies, such as Cepheid, Luminex, Bio-Fire (Biomerieux), Becton-Dickinson and Gen-Probe Inc., are now marketing specific probe tests for various infectious diseases. DNA probe technology is useful for gene markers that have been shown to be associated with specific disease states or clinical conditions. Although more useful gene sequences are being discovered all the time, we believe they will not displace the need for high-sensitivity immunoassays; while there is limited evidence of changes in gene expression for patients with obstructive coronary artery disease, there is no evidence of a genetic change when a person has a heart attack. In addition, our RAMP® format may be applicable to hybridization probe methods if a need is found for these tests to be quantitative and for use at the point-of-care.

15 Munjal I, Gialanella P, Goss C, McKitrick JC, Avner JR, Quiulu Pan, Litman C, Levi ML, J Clin Micro 2011Mar 49(3):1151-3.

BIODEFENSE MARKET

The following table summarizes our known competitors in the rapid on-site environmental biodefense testing market (note that this table may not include all biological agents for which these companies may have tests):

Company	Biological Agent
	Anthrax	Ricin	Botulinum Toxin	Orthopox	Brucella	Plague	Tularemia	SEB
Response Biomedical Corp.	√	√	√	√
Alexeter Technologies LLC (1)	√	√	√	√	√	√	√	√
New Horizons Diagnostics	√	√	√			√	√	√
ADVNT Inc.	√	√	√			√		√
Idaho Technology Inc. (2)	√	√	√	√	√	√	√
Tetracore, Inc.	√	√	√	√	√	√	√	√
Smiths Detection BioSeeq Plus (3)	√			√		√	√
QTL/MSA	√	√						√

(1)	Product includes a portable reader based on reflectance technology.
(2)	Product includes a portable reader based on polymerase chain reaction technology.
(3)	Product includes a portable reader based on polymerase chain reaction technology.

A number of independent studies have been conducted on biodefense tests. Our RAMP® Anthrax Test has been evaluated at four sites in the United States and Canada: DRDC Suffield,16 a division of the Canadian Department of National Defense; the Maryland State Department of Health;17 Intertox Inc.,18 a Seattle-based public and occupational health firm, and, Edgewood Chemical Biological Center, part of the U.S. Army's Aberdeen proving ground, and AOAC testing.19 Data from these four evaluations show that our RAMP® Anthrax Test meets or exceeds its product claims of reliably detecting less than 4,000 live spores, with 99 percent confidence in specificity. The CDC defines a lethal dose of anthrax as 10,000 spores.

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

18 Intertox Inc., July 2002.

19 The U.S. Army Aberdeen Proving Ground, November 2004

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

We currently have over 350 RAMP® biodefense systems in field use by our customers.

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

OPERATIONS AND MANUFACTURING

Our RAMP® System consists of a Reader and test kits (Kits) of applicable RAMP® tests. Until the end of 2013, manufacturing of the Readers was outsourced to an electronics manufacturer located in British Columbia, Canada. Starting in January, 2014, we now manufacture and repair both our Readers in-house at our manufacturing facility. We also manufacture all Kits in-house in order to maximize return on investment, protect proprietary technology, and ensure compliance with government and internal quality standards. Kit manufacturing includes reagent and component production, cartridge assembly and final packaging (with the exception of some of our Chinese customers where some bulk components are shipped to our distributors in China for final packaging).

In advance of the expected growth of our products, we invested significantly, starting in 2007, to increase the automation, quality and capacity of our manufacturing operations. In March 2008, we moved into our current corporate headquarters, a leased, multi-use, 46,000 square foot facility in Vancouver, British Columbia, Canada where we coordinate all support operations including customer support, technical and instrument service, production planning, shipping and receiving. The facility houses all of our administrative and manufacturing operations and will allow us to achieve our projected manufacturing capacity targets for the next five or more years. Our manufacturing scale-up is ongoing, and our test production capacity has increased from approximately 500,000 tests per shift per year to over 2 million tests per shift per year. The initial term of the lease agreement is 15 years with two 5-year renewal options.

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

The primary raw materials required to manufacture a test cartridge consist of: antibody reagents, nitrocellulose membrane and injection molded plastic parts to act as housing for the cartridge assembly. There are several different components required to perform the test that are included with the Kit. These are a sample transfer device, a solution for diluting the test sample and reagent-containing tips (for placing the sample being tested into the cartridge). For Readers, the primary raw materials are electronics and mechanical components, optical components, display screens and an injection molded plastic housing. We purchase these primary raw materials from unaffiliated domestic and international suppliers, some of which are sole suppliers. Interruptions in the delivery of these materials or services could adversely impact the Company.

20Burkhalter et al. 2006

PATENTS AND PROPRIETARY RIGHTS

We rely on a combination of patents, trademarks, confidential procedures, contractual provisions and similar measures to protect our proprietary information. To develop and maintain our competitive position, we also rely upon continuing invention, trade secrets, technology in-licensing and technical know-how.

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

In the United States, we own a total of eight utility patents with expiration dates ranging from 2020 to 2028 and two design patents having expiration dates in 2024.  We have many foreign counterparts (patents/applications) in other jurisdictions.  In addition, patent applications related to our key technologies are pending or granted in China and Hong Kong. We also have multiple registered trademarks in the United States and counterparts in other jurisdictions.

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

We have technology in-licensing agreements including the license of NTpro-BNP from Roche Diagnostics GmbH that expires in November, 2024. In addition, we have a non-exclusive license of certain intellectual property required to manufacture our lateral flow immunoassay products that expires in December, 2019.

GOVERNMENT REGULATION

REGULATORY APPROVAL

CLINICAL DIAGNOSTICS

The Food and Drug Administration (FDA), Health Canada and comparable agencies in foreign countries impose substantial requirements upon the development, manufacturing and marketing of drugs and medical devices through the regulation of laboratory and clinical testing procedures, manufacturing, marketing and distribution by requiring labeling, registration, notification, clearance or approval, record keeping and reporting, among other things. See “Risk Factors”.

In China, clearance to market drugs and medical devices must be granted by the China Food & Drug Administration (CFDA). In May 2004 and November 2004, O&D received regulatory clearance from the CFDA to market the RAMP® Reader and three RAMP® cardiac marker tests in China. In November 2007, they received clearance to market the RAMP® NT-proBNP Assay, in December 2010, the clearance to market the RAMP® 200 Reader and in March of 2011, the clearance to market the RAMP® BNP Assay. In November, 2013, we received clearance from the CFDA to market our RAMP® Myoglobin, CK-MB, Troponin I and NT-proBNP tests. In January, 2014, we received clearance for our Readers under the names of Response Reader System and Response Reader System Advanced.

As of December 7, 2003, all medical devices sold in the countries of the European Union (EU) are required to be compliant with the EU In-Vitro Diagnostic Directive. All new in-vitro diagnostic devices must bear a mark, called the CE Mark, to be registered and legally marketed in the EU after that date. The regulatory requirements for marketing are based on the classification of the individual products and EU member countries are not allowed to impose any additional requirements on medical device manufacturers other than the language used in product labeling. In April 2003, we fulfilled the requirements of the EU In-Vitro Diagnostic Directive Essential Requirements for our three RAMP® cardiac tests and RAMP® Reader; in December 2006, we registered our NT-proBNP test as well as our RAMP® liquid cardiac marker controls used by laboratories to verify Kit performance and user technique; in May 2009, we registered our RAMP® 200 Reader, in December 2009, we registered our Influenza A+B Test and in September, 2010 our RSV Test. In November, 2012, we received the CE mark for our newest test, D-dimer, capable of the quantification of D-dimer in the blood important for detecting a variety of thrombotic disorders. In May 2013, we received CE Mark for our second generation RAMP® Cardiac Controls used by laboratories to verify Kit performance and user technique. These controls are manufactured for us by a European company who holds the 510(k) clearance with the FDA. Through the EC Declaration of Conformity, we are entitled to apply the CE Mark to these products. As with the FDA, future RAMP® tests may have different classifications which would require ISO 13485 registration as well as a technical file review by a registration organization, known as a Notified Body, prior to authorization to apply the CE Mark.

Prior to sale in the United States, RAMP® clinical products will typically require pre-marketing clearance through a filing with the FDA called a 510(k) submission. A 510(k) submission claims substantial equivalence to a similar, previously cleared product known as a “predicate device” and minimally takes about ninety (90) days for clearance approval once a submission is made. Some RAMP® tests may detect analytes or have applications or intended uses for which there are no equivalent products on the market. In such cases, the test will require pre-market approval, a process that requires clinical trials to demonstrate clinical utility, as well as the safety and efficacy of the product. Including clinical trials, the pre-market approval process can take approximately two years.

Marketing clearance for our RAMP® Myoglobin Assay and RAMP® Reader was received in 2001. Marketing clearances for the RAMP® CK-MB Assay and the RAMP® Troponin I Assay on our RAMP® Reader were received in May 2004. The marketing clearance for our RAMP® Influenza A+B Assay and our RAMP® 200 Reader was received in April 2008. The marketing clearance for our RAMP® NT-proBNP Assay on our RAMP® Reader was received in July 2008. The marketing clearance for our RAMP® RSV Assay on our RAMP® 200 was received in July 2009.

As of March 23, 2012, we have received FDA premarket clearance for Myoglobin, CK-MB, Troponin I and NT-proBNP on our RAMP® Reader for POC and central-lab use and Influenza A+B and RSV on our RAMP® 200 reader for POC and central-lab use. In January 2013, documentation of extensive internal validation testing was completed as required by the FDA guidance “Replacement Reagent and Instrument Family Policy”, to allow for the addition of the 510(k) cleared RAMP® 200 as a central laboratory analyzer for use with the 510(k) cleared RAMP® Troponin I, NT-proBNP, CK-MB and Myoglobin cardiovascular tests. This testing demonstrated that the RAMP® Reader and the RAMP® 200 give equivalent results when the cardiac products are used in a laboratory setting. We concluded that additional 510(k) clearance of the RAMP® 200 use with the cardiovascular products was not required under the FDA’s regulations. Our D-dimer assay is not cleared for marketing by the FDA in the U.S.

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

In order to fully penetrate the physician’s office lab market in the United States, we will need to obtain waiver status under the CLIA. A CLIA-waived test is a test that employs methodologies that are so simple and accurate as to render the likelihood of erroneous results negligible and/or pose no reasonable risk of harm to the patient if the test is performed incorrectly. CLIA-waived tests are designed to be performed by less experienced and untrained personnel. The current CLIA regulations divide laboratory tests into three categories: “waived,” “moderately complex” and “highly complex.” Many of the tests performed using our RAMP® platform are in the “moderately complex” category. Moderately complex tests can only be performed in laboratories fulfilling certain criteria, which are fulfilled by a minority of physician office laboratories in the United States.

In Canada, in vitro diagnostics are regulated by the Therapeutic Products Directorate of Health Canada (“TPD”) and are licensed for sale through submission to the TPD. The timeline for approval is similar to that of the FDA’s 510(k) process. As of January 2003, all new and existing class II, III and IV Medical Device Licenses (“MDL”) in Canada also require a valid International Organization for Standardization (ISO), 13485 or ISO 13488 Quality System Certificate from a registrar recognized by the Canadian Medical Devices Conformity Assessment System (“CMDCAS”). We achieved registration to the ISO 13485:2003 standard in April 2004. An MDL was issued for our Myoglobin Assay and Reader in 2002. MDLs were received for our RAMP® CK-MB Assay and RAMP® Troponin I Assay in August 2004; for our RAMP® NT-proBNP Assay in June 2007, and for our RAMP® liquid cardiac marker controls used by laboratories to verify Kit performance and user technique. These controls are manufactured for us by a U.S. company who holds the 510(k) clearance with the FDA. An MDL was received for our RAMP® Influenza A+B Assay and RAMP® 200 reader in May 2009. An MDL was received for our RAMP® RSV Assay in May 2010. In May, 2013 we received an MDL from Health Canada as a private labeler for our second generation RAMP® Cardiac Controls.

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

Clinical consultants are used to support in-house resources where necessary to develop protocols and prepare regulatory submissions for government agencies such as the FDA and the TPD. We completed multi-center clinical trials for our RAMP® Myoglobin Assay and our RAMP® Reader in 2001, for our RAMP® CK-MB Assay and our RAMP® Troponin I Assay in November 2003, for our RAMP® NT-proBNP Assay in November 2006 and for our Influenza A+B Assay and our RAMP® 200 reader in May 2007, and for our RAMP® RSV Assay in November 2008. We completed a single site clinical study to determine the reference range for our RAMP® D-dimer Assay in August 2012.

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

MANUFACTURING REGULATIONS AND VARIOUS FEDERAL, STATE, LOCAL AND INTERNATIONAL REGULATIONS

The 1976 Medical Device Amendment also requires us to manufacture our RAMP® products in accordance with Good Manufacturing Practice regulations. Current Good Manufacturing Practices (CGMPs) requirements are set forth in the 21CFR 820 Quality System Regulation. These requirements regulate the methods used in, and the facilities and controls used for the design, manufacture, packaging, storage, installation and servicing of our medical devices intended for human use. Our manufacturing facility is subject to periodic inspections. In addition, various state regulatory agencies may regulate the manufacture of our products.

Federal, state, local and international regulations regarding the manufacture and sale of health care products and diagnostic devices may change. In addition, as we continue to sell in foreign markets, we may have to obtain additional governmental clearances in those markets.

To date, we have complied with the following federal, state, local and international regulatory requirements:

●     In December 2012, the United States FDA conducted its second routine Quality Systems Inspection at Response since August of 2007.  The four-day FDA visit covered FDA’s Quality System/CGMPs Regulations for Medical Devices.  The inspection was successful and there were no Form 483 observations issued to Response. Health Canada Therapeutic Products Directorate: In 2004, the TPD granted our manufacturing facility Medical Device Licenses, based on the Medical Device Regulations (SOR/98-282), Section 36, for the manufacture of our medical devices.

●     International Organization for Standardization: In July 2004, we received our ISO 9001 certification, expanding our compliance with international quality standards. In April 2004, we received ISO 13485 Quality System certification as required by the 2003 European In Vitro Device Directive. This certified our quality system specifically to medical devices. In April 2004, we received the Canadian Medical Device Conformity Assessment System stamp on our ISO 13485 certificate to signify compliance with Health Canada regulations. In June 2010, we received our recertification to the ISO 13485:2003 Quality System Standard for medical devices.

RESEARCH AND DEVELOPMENT EXPENDITURES

Research and development activities relate to development of new tests and test methods, clinical trials, product improvements and optimization and enhancement of existing products. Our research and development expenses, which consist of personnel costs, facilities, materials and supplies, regulatory and clinical trial activities and other related expenses were $2.4 million, $3.0 million, and $2.9 million for the years ended December 31, 2013, 2012, and 2011, respectively.

SEASONAL VARIATIONS IN BUSINESS

Our operating results may fluctuate from quarter to quarter due to many seasonal factors. Many of our end-users are government related organizations at a federal, state/provincial or municipal level. Consequently, our sales may be tied to government budget and purchasing cycles. Sales may also be slower in the traditional vacation months, could be accelerated in the first or fourth calendar quarters by customers whose annual budgets are about to expire (especially affecting purchases of our fluorescent Readers), may be distorted by unusually large Reader shipments from time to time, or may be affected by the timing of customer cartridge ordering patterns. Sales of our Influenza A+B Tests are typically slower in the non-traditional influenza months of April through September.

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

RISKS ATTENDANT TO FOREIGN OPERATIONS AND DEPENDENCE

62% of our sales in 2013 were generated from China through a number of distributors including, O&D and Wondfo. Sales to O&D accounted for 36% of our total product sales in the year ended December 31, 2013. Upon the termination of our distribution agreement with O&D and Wondfo at the end of 2013, we will now have greater dependence on the performance of our new distributors, Shanghai Elite and Beijing Clear, to prevent a significant long term disruption in sales generated in China, which would have an adverse impact on our business performance.

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

The geographical distribution of our product sales is as follows:

Years ended December 31,	2013	2012	2011
	$	$	$
China	7,153	7,748	5,281
United States	1,670	1,124	1,551
Asia (excluding China)	807	824	795
Europe	1,121	1,081	655
Canada	35	30	59
Other	745	943	683
Total	11,531	11,750	9,024

Product sales by type of product were as follows:

Years ended December 31,	2013	2012	2011
	$	$	$
Cardiovascular	10,056	10,798	7,296
Infectious Diseases	450	173	587
Biodefense products	403	317	659
West Nile Virus (Environmental)	622	462	482
Total	11,531	11,750	9,024

For further information, please see Item 6 (“Selected Financial Data”).

WORKING CAPITAL

Please see Item 6 (“Selected Financial Data”) and Item 7 (“Management's Discussion and Analysis of Financial Condition and Results of Operations").

EMPLOYEES

On December 31, 2013, we had 65 full-time employees.

AVAILABLE INFORMATION

Our corporate Internet address is http://responsebio.com. At the "Investors" section of this website, we make available free of charge our Annual Report on Form 10-K, our Annual Proxy statement, our quarterly reports on Form 10-Q, our press releases, and any amendments to these reports, as soon as reasonably practicable after we electronically file them with, or furnish them to, the Securities and Exchange Commission, or the SEC. The information found on our website is not part of this Annual Report on Form 10-K. In addition to our website, the Securities and Exchange Commission, or the SEC, maintains an Internet site at www.sec.gov/edgar that contains reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC.

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

We are not profitable and have had negative cash flow from operations. Based on our current cash resources, expected cash burn, and anticipated revenues, we expect that we can maintain operations through fiscal year of 2014. If additional financing is not obtained or we are unable to achieve cash flow positive operations, we will be required to reduce or restructure operations or we may be required to cease operations. We have relied primarily on debt and equity financings to fund our operations and commercialize our products. Additional capital may not be available, at such times or in amounts as needed by us. Even if capital is available, it might be on adverse terms. Any additional equity financing will be dilutive to our shareholders. If access to sufficient capital is not available as and when needed, our business will be materially impaired and we may be required to cease operations, curtail one or more product development, manufacturing improvement, or sales generation programs, attempt to obtain funds through collaborative partners or others that may require us to relinquish rights to certain technologies or product candidates, or we may be required to significantly reduce expenses, sell assets, seek a merger or joint venture partner, file for protection from creditors or liquidate all our assets.

In February, 2014, we secured a US $2.5 million term loan from Silicon Valley Bank (SVB). This term loan contains covenants that may limit our flexibility in planning for or reacting to changes in our business and our industry, including limitations on incurring additional indebtedness, making investments, granting liens and merging or consolidating with other companies. Complying with these covenants may impair our ability to finance our future operations or capital needs or to engage in other favorable business activities.

In addition, our term loan requires us to maintain certain financial ratios along with various operational and other covenants. If there were an event of default under the term loan that was not cured or waived, SVB could cause all amounts outstanding with respect to the term loan to be due and payable immediately. We cannot assure that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments, either upon maturity or if accelerated, upon an event of default, or that we would be able to refinance or restructure the payments on those debt instruments.

Our inability to generate sufficient cash flows may result in our Company not being able to continue as a going concern.

We have incurred significant losses to date and we expect these losses to continue for the near future. As at December 31, 2013, we had an accumulated deficit of $118.2 million and have only generated positive cash flow from operations once, in the first quarter of 2013. Our existing cash resources along with the funds from the SVB term loan may not be sufficient to fund operations. Accordingly, there is substantial doubt about our ability to continue as a going concern. We may need to seek additional financing to support our continued operations; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. In view of these conditions, our ability to continue as a going concern is dependent upon our ability to obtain such financing and, ultimately, on achieving profitable operations. The outcome of these matters cannot be predicted at this time. The consolidated financial statements for the year ended December 31, 2013 do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should we be unable to continue in business. Such adjustments could be material. If we are unable to generate sufficient revenue, positive cash flow or earnings, or raise sufficient capital to maintain operations, we may not be able to continue operating our business and be forced to sell our Company or liquidate our assets.

We have evolved from a pure development company to a commercial enterprise but to date have realized minimal operating revenues from product sales. For the years ended December 31, 2013, 2012 and 2011, we have a net loss of $6.0 million, $5.3 million, and $5.4 million, respectively; however, excluding the non-cash unrealized loss/gain on revaluation of our warrant liability we have incurred adjusted losses $3.9 million, $4.9 million, and $6.2 million. We currently are not profitable and expect operating losses to continue. Generating revenues and profits will depend significantly on our ability to obtain sufficient financing and to successfully develop, commercialize, manufacture and market our products. The time necessary to achieve market success for any individual product is uncertain. No assurance can be given that product development efforts will be successful, that required regulatory approvals can be obtained on a timely basis, if at all, or that approved products can be successfully manufactured or marketed. Consequently, we cannot assure that we will ever generate significant revenue or achieve or sustain profitability. As well, there can be no assurance that the costs and time required to complete commercialization will not exceed current estimates. We may also encounter difficulties or problems relating to research, development, manufacturing, distribution and marketing of our products. In the event that we are unable to generate adequate revenues, cash flow or earnings, to support our operations, or we are unable to raise sufficient capital to do so, we may be forced to cease operations and either sell our business or liquidate our assets.

Current and future conditions in the global economy may have a material adverse effect on our business prospects, financial condition and results of operations.

During the second half of fiscal year 2008, the global financial crisis, particularly affecting the credit and equity markets, accelerated and the global recession deepened, with an exceptionally weak global economy in 2009 and 2010 followed by a mixed economic performance during 2011 through 2013. Though we cannot predict the extent, timing or ramifications of future financial crisis and the economic outlook in different economies, we believe that a downturn in the world's major economies and the related constraints in the credit markets will heighten a number of material risks to our business, results of operations, cash flows and financial condition, as well as our future prospects, including the following:

●     Credit availability and access to equity markets — Issues involving liquidity and capital adequacy affecting lenders could affect our ability to fully obtain credit facilities or additional debt and could affect the ability of any lenders to meet their funding requirements when we need to borrow. Further, the high level of volatility in the equity markets and the decline in our stock price may make it difficult for us to access the equity markets for additional capital at attractive prices, if at all. If we are unable to obtain credit, or access the capital markets, where required, our business could be negatively impacted.

●     Credit availability to our customers — We believe that many of our customers are reliant on liquidity from global credit markets and, in some cases, require external financing to fund their operations. As a consequence, if our customers lack liquidity, it would likely negatively impact their ability to pay amounts due to us.

●     Commitments from our customers — There is a greater risk that customers may be slower to make purchase commitments during times of economic uncertainty, which may negatively impact the sales of our new and existing products.

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

Our marketing strategy in both the environmental and the medical diagnostics markets depends significantly on our ability to establish and maintain arrangements with third party distributors for marketing and distribution. We have recently added new distributors in a number of markets, including the U.S. and China, and we plan to add additional new distributors in existing and new markets. There can be no assurance that we will be able to negotiate or maintain acceptable arrangements with new and/or existing distributors enabling us to sell our products in new and existing markets or be able to sell our products at acceptable prices or volumes. Consequently, we may not be able to generate sufficient revenue or gross margins to be profitable.

We rely on a limited number of third party distributors to market and sell our products in China.

In 2013, we transitioned from a total reliance upon sales in China via our distributors, O&D and Wondfo, to total reliance upon sales in China from our 2 new distributors, Beijing Clear and Shanghai Elite. Sales to O&D accounted for 36% of our total product sales during the year ended December 31, 2013. We cannot predict whether our new distributors will fully replace the sales previously provided by our former distributors, O&D and Wondfo, which would have an adverse impact on our business performance in future years, as was the case in the second and third quarters of 2013.

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

There are various operational and financial risks associated with international activity. We may face difficulties and risks in our international business, including changing economic or political conditions, export restrictions, currency risks, export controls relating to technology, compliance with existing and changing regulatory requirements, tariffs and other trade barriers, longer payment cycles, problems in collecting accounts receivable, reimbursement levels, government mandated price reductions, reduced protection for intellectual property, potentially adverse tax consequences, limits on repatriation of earnings, the burdens of complying with a wide variety of foreign laws, nationalization, war, insurrection, terrorism and other political risks and factors beyond our control. As a consequence, these potential international risks may prevent us from selling our products in certain jurisdictions, lead to competitive products similar to ours developed and sold without properly licensing our IP, may make it very difficult or even impossible to collect on accounts receivable or may impose a variety of additional expenses on our business such that we cannot sell our products at a profit. For international sales, we price and invoice our products primarily in U.S. dollars and consequently incur a U.S./Canadian foreign exchange risk. We also expect that there may be a greater requirement in the future for sales to European customers to be priced and invoiced in Euros. Any significant adverse change in currency exchange rates may negatively impact our profit margins such that we may not be able to generate positive cash flow or earnings from our operations. To date, we have not made any provision for a currency-hedging program. We periodically evaluate options to mitigate our exposure to currency fluctuations, but there can be no assurance that we will be able to do so.

We are not able to predict sales in future quarters and a number of factors affect our periodic results, which makes our quarterly operating results less predictable.

We are not able to accurately predict our sales in future quarters. A significant portion of our product sales is made through distributors, both domestically and internationally. Many of our distributors or sales agencies in our biggest markets are new. We do not have adequate experience working with them to accurately predict their future performance. As a result, our financial results, quarterly product sales, trends and comparisons are affected by as-yet-untried new distributors, seasonal factors and fluctuations in the buying patterns of end-user customers, our distributors, and by the changes in inventory levels of our products held by these distributors. For example, higher utilization rates of our BNP and NT-proBNP tests may be due to a higher number of emergency department visits by patients exhibiting shortness of breath, a symptom of both heart failure and of influenza. However, higher utilization may also result from greater awareness, education and acceptance of the uses of our tests, as well as from additional users within the hospitals. Accordingly, our sales in any one quarter or period are not indicative of our sales in any future period.

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

62% of our product revenue derives from sales of our products through our distribution channel partners in China. China is a dynamic and rapidly evolving market for medical technology including the POC diagnostic testing market in which we compete. While we have recently established a direct presence in China via a Representative Office and a General Manager to allow us to better monitor and understand this market, there is no assurance that these activities will be effective and will enable us to anticipate changes in this market or may impact the relationships that we have with existing Chinese distributors which could materially and adversely impact our product sales in China. In addition, we now have two new distributors in China for all of our China sales that we will need to monitor and develop experience with their ability to generate sales and anticipate changes in the market.

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

In the biodefense testing market, our primary competitors are Alexeter Technologies LLC (Alexeter), Idaho Technology Inc., and Cepheid Inc. (Cepheid) and Biofire Defense. Alexeter sells rapid on-site immunoassay tests that are read by an instrument and Cepheid and Biofire Defense have a polymerase chain reaction test system being sold in this marketplace.

In the environmental West Nile Virus testing market, our primary competitor is Medical Analysis Systems, Inc., which is wholly owned by Thermo Fisher Scientific, Inc. Medical Analysis Systems, Inc. markets and sells a product for the rapid detection of West Nile virus.

We believe the primary competitors in the POC Influenza A+B and RSV testing market are Binax, Inc., a division of Alere, Becton Dickinson Corporation and Quidel Corporation. Each of these companies has qualitative POC tests for the detection of Influenza A+B and RSV.

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

In May 2007, we entered into an agreement to lease a multi-use, 46,000 square foot facility in Vancouver, British Columbia, Canada. Although we have recently brought our Reader manufacturing in-house, this facility, which we have occupied as our main operation center since 2008, is significantly larger than required for our near term production requirements. The excess space is difficult to sublease due to the current layout of the company’s manufacturing operations and the significant availability of space in other buildings in the local real estate market. In addition to rental payments for the facility, we are obligated to repay with interest over the next 9 years the $6.1 million balance due as of December 31, 2013 on the repayable leasehold improvement allowance.

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

We rely significantly on third party manufacturers for some components of our products and rely on third party manufacturers of certain equipment necessary for us to scale-up our internal capacity to manufacture products. If these third party manufacturers experience difficulties, our ability to serve various markets with our products may be significantly restricted.

All of our test kits, or Kits, and our portable fluorescence readers, or Readers, are currently produced in-house. Some of the components of our Readers are assembled by third party manufacturers. To meet the projected demand for our products, we will require additional equipment to scale up our manufacturing processes. Some of this equipment will require customization that may increase the lead-time from the supplier. If demand for our products significantly exceeds forecast or manufacturing equipment are unable to deliver to us on schedule, we may not be able to meet customer requirements.

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

Manufacturing and quality problems have arisen and may arise in the future as we attempt to scale-up our manufacturing capacity to meet potentially higher future sales growth and implement automated and semi-automated manufacturing methods. We rely on third parties for the manufacture of much of our automated and semi-automated manufacturing equipment. Consequently, implementation of automated and semi-automated manufacturing methods may not be achieved in a timely manner or at a commercially reasonable cost, or at all. In addition, we continue to make investments to improve our manufacturing processes and to design, develop and purchase manufacturing equipment that may not yield the improvements that we expect. Unanticipated acceleration and deceleration of customer demand for our products has resulted, and may continue to result, in inefficiencies or constraints related to our manufacturing, which has harmed and may in the future harm our gross margins and overall financial results. Such inefficiencies or constraints may also result in delays, lost potential product sales or loss of current or potential customers due to their dissatisfaction.

We may not be able to effectively and efficiently manage the planned growth of our operations and, as a result, we may find ourselves unable to effectively compete in the marketplace with our products resulting in lost revenue, poor operational performance, and sustained losses.

We anticipate growth in the scope of the operating and financial systems and the geographic area of operations as new products are developed and commercialized. This growth will result in increases in responsibilities for both existing and new management personnel. Managing growth effectively will require us to continue to implement and improve operational, financial and management information systems, and to successfully attract, hire on favorable terms, develop, motivate and manage employees. This growth may require additional locations and new capital equipment. If we are unable to successfully manage and finance our expansion, we may experience an inability to take advantage of new sales opportunities, poor employee morale, an inability to attract new employees and management, an inability to generate adequate financial and other relevant reports, poor quality control and customer service and difficulty managing our operating expenses and working capital. As a consequence, we may find ourselves unable to compete effectively in the market place with our products leading to loss of revenue and poor operational performance, including sustained losses.

The research and development of our products carries substantial technical risk. We may not be able to successfully commercialize future products. As a consequence, our ability to expand our product portfolio to generate new revenue opportunities may be severely limited.

Our future growth will depend upon, among other factors, our ability to afford and to successfully develop new products and to make product improvements to meet evolving market needs. Although we believe that we have the scientific and technical resources available, future products will nevertheless be subject to the risks of failure inherent in the development of products based on innovative technologies and our ability to fund the timely development of new products. Any specific new product in research and development may face technical challenges that may significantly increase the costs to develop that product, cause delays to commercialization or prevent us from commercializing that product at all. Additionally, our currently constrained financial resources may limit our ability to develop new products and technologies. Although we expect to continue to expend resources on research and development efforts, to enhance existing products and develop future ones, we are unable to predict whether research and development activities will result in any commercially viable products. There can be no assurance that we will be able to successfully develop future products and tests. This would prevent us from introducing new or improved products in the marketplace, could allow for competing products to capture additional market shares and would negatively impact our ability to grow our revenues and become profitable.

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

The diagnostic industry is characterized by extensive research efforts, ongoing technological progress and intense competition. There are many public and private companies, including well-known diagnostic companies, engaged in marketing and developing products for the markets we have targeted. Many of these companies have substantially greater financial, technical and human resources than we do, including direct sales in countries in which we are selling our products. While we are in the process of establishing our distribution networks in the United States and China, our competitors may be more successful in convincing potential customers to adopt their products over ours and hence gain greater market share. Competitors with greater financial resources may also have an advantage when dealing with suppliers, particularly sole source suppliers providing antibodies or unique reagents. Additionally, they may develop technologies and products that are more effective than any products developed by us, or that would render our technologies and products obsolete or non-competitive.

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

The market for immunoassay-based diagnostic testing is rapidly changing as a result of recent consolidation in the industry. Previously, Siemens acquired Bayer Diagnostics, Diagnostic Products Corp. and Dade; and Biosite entered into a merger agreement with Alere. There have been many acquisitions in the medical diagnostics market including several by Alere, helping the company expand its presence in the market for rapid diagnostic tests used in hospitals and doctors' offices. Siemens and Alere both have significant existing businesses in diagnostics and/or related markets for healthcare equipment and services. It is unclear how these completed and any future acquisitions will impact the competitive landscape for our products or for hospital-based diagnostic testing in general. However, because these competitors sell a broad range of product offerings to our prospective hospital customers and because of the substantially greater financial resources and more established marketing, sales and service organizations that they each have, we believe there is greater risk that these new consolidated competitors may offer discounts as a competitive tactic or may hold other competitive advantages as a result of their ability to sell a broader menu of important hospital infrastructure equipment and information systems on a combined or bundled basis.

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

As of December 31, 2013 we had outstanding stock options to purchase an aggregate of 1,130,628 shares, at exercise prices between $1.02 and $23.00, warrants to purchase an aggregate of 4,959,433 shares at exercise prices between $1.492 and $3.85, and 98,325 restricted share units, which in total, represents 44% of our fully diluted outstanding share capitalization at that date. To the extent that these outstanding options and warrants are exercised, considerable dilution to the interests of our shareholders will occur.

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

ITEM 2.     PROPERTIES.

Our business offices are located in Vancouver, British Columbia. In May 2007, we entered into an agreement to lease a multi-use, 46,000 square foot facility. The facility has housed all of our operations since March 31, 2008 and requires us to pay approximately $170,000 per month in rent and operating expenses. Initial capital modifications to the facility were paid by the landlord and managed by us. The agreement has an initial term of 15 years with two five-year renewal options. To secure the lease, we are required to maintain a security deposit with the landlord in the form of an irrevocable letter of credit in the amount of $870,000. As part of the agreement we received a repayable leasehold improvement allowance for an amount of $7.8 million, used for additional improvements to the facility. The allowance is being repaid over the term of the operating lease at approximately $89,000 per month including interest at an annual rate of 11%, compounded monthly.

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

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET FOR COMMON EQUITY

Our common stock is traded on the Toronto Stock Exchange (TSX) under the trading symbol “RBM” and quoted on the OTC Bulletin Board under the symbol “RPBIF”. As of February 28, 2014, there were 7,870,895 shares of our common stock outstanding held by approximately 1,800 stockholders of record and 2 beneficial stockholders. The high and low sales prices of our common stock as reported on the TSX for the periods indicated are as follows:

	HIGH (in CDN $)	LOW (in CDN $)
Response Biomedical Corp.
YEAR ENDED DECEMBER 31, 2012
First quarter	$2.40	$1.20
Second quarter	2.20	1.20
Third quarter	1.80	1.20
Fourth quarter	1.40	0.96

YEAR ENDED DECEMBER 31, 2013
First quarter	$5.19	$1.07
Second quarter	4.12	2.29
Third quarter	3.20	2.05
Fourth quarter	2.57	1.30

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

SALES OF UNREGISTERED SECURITIES

On November 7, 2013 the Company’s shareholders approved a brokered and non-brokered private placement of 1,273,117 subscription receipts at a price of $2.45 for aggregate gross proceeds of $3.1 million before share issuance costs of approximately $400,000. Each Subscription Receipt automatically entitled the holder to receive one unit. Each unit consists of one common share and one-half of one warrant to purchase one common share. Each whole warrant has a term of 36 months and an exercise price of $3.58. The offering was exempt under Rule 506 of Regulation D promulgated under Securities Exchange Act of 1934, as amended (Rule 506).

On December 29, 2011, the Company closed a rights offering of gross proceeds of $6.7 million, before share issuance costs of approximately $700,000, by issuing 4,506,395 units at a price of $1.492 per unit. Each unit was comprised of one common share and one common share purchase warrant for a total of 90,127,904 warrants, where each 20 warrants are exercisable at $1.492 to purchase one common share for a period of 5 years. A significant portion of the units was issued to affiliates of OrbiMed Advisors LLC. The offering was exempt under Rule 506.

REPURCHASES OF EQUITY SECURITIES

We did not repurchase any of our equity securities during the year ending December 31, 2013.

ITEM 6.     SELECTED FINANCIAL DATA.

The selected historical financial information presented below for each of the five years ended December 31, 2009 through to 2013, has been derived from our consolidated financial statements prepared in accordance with U.S. GAAP.

The information below should be read in conjunction with our consolidated financial statements, the related notes thereto and the information contained in "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations".

Year ended December 31,	2013	2012	2011	2010	2009
Consolidated Statements of Income Data:
Product sales	$11,531	$11,750	$9,024	$6,792	$8,153
Cost of sales	6,588	7,504	6,969	7,098	7,934
Gross profit	4,943	4,246	2,055	(306)	219
Contract service fees and revenues	-	-	450	321	1,793
Operating expenses	8,147	8,449	7,392	9,216	10,603
Loss from operations	(3,204)	(4,203)	(4,887)	(9,201)	(8,591)
Other expenses	2,794	1,078	484	881	953
Net loss	$(5,998)	$(5,281)	$(5,371)	$(10,082)	$(9,544)
Loss per common share - basic and diluted	$(0.89)	$(0.82)	$(2.72)	$(6.46)	$(8.59)
Weighted average common shares outstanding - basic and diluted	6,747,369	6,437,158	1,972,171	1,560,704	1,110,470

As of December 31,	2013	2012	2011	2010	2009
Consolidated Balance Sheets Data:
Total assets	$14,204	$14,348	$20,893	$19,524	$21,464
Long-term obligations	7,063	7,633	8,236	8,780	9,214
Total shareholders' (deficit)/equity	(1,482)	321	4,976	8,054	9,647

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

Our sales for any future periods are not predictable with a significant degree of certainty, and may depend on a number of factors outside of our control, including but not limited to the performance of our distributors including their inventory or timing considerations, their changing local competitive and/or reimbursement environments, and/or their ability or failure to meet minimum purchase commitments. We generally operate with a limited order backlog because our products are typically shipped shortly after orders are received. Product sales in any quarter are generally dependent on orders booked and shipped in that quarter. As a result, any revenue shortfall would negatively affect our operating results and financial condition. In addition, our sales may be adversely impacted by pricing pressure from competitors. Our ability to be consistently profitable will depend, in part, on our ability to increase the sales volumes of our products and to successfully compete with other competitors. We believe that period to period comparisons of our results of operations are not necessarily meaningful indicators of future results.

Our ability to continue as a going concern is uncertain and dependent on our ability to obtain additional financing and/or achieve profitable growth. Management has, thus far, financed the operations through a series of equity and debt financings. On November 7, 2013 our shareholders approved a brokered and non-brokered private placement of 1,273,117 subscription receipts (the “Subscription Receipts”) at a price of $2.45 for aggregate gross proceeds of $3.1 million (the “Private Placement”). The net proceeds were $2.8 million after deduction of $388,000 of financing costs. In addition, as of February 11, 2014, we announced that we had secured a US $2.5 million term loan from Silicon Valley Bank (SVB). Under the terms of the loan agreement, the total proceeds of US $2.5 million will be made available in tranches of US$1.5 million upon closing and the remaining US$1.0 million at our discretion at any time prior to September 30, 2014 if certain revenue targets are met by July 31, 2014 and we remain in compliance with the terms of the Loan Agreement. We believe that, with the Private Placement and commercial debt noted above, based on our current level of operations, our cash and cash equivalents balances, including cash generated from operations, will be sufficient to meet the anticipated cash requirements through the fiscal year of 2014. However, due to the requirements to meet financial covenants related to revenue and liquidity as part of the commercial debt and our history of losses and negative cash flow, there is substantial doubt over our ability to continue as a going concern as it is dependent on meeting those covenants and ultimately achieving profitable operations, the outcome of which cannot be predicted at this time.

RECENT DEVELOPMENTS

■

On January 3, 2013, we entered into a distribution agreement with Laboratory Supply Company, Inc. to distribute our Cardiovascular portfolio of RAMP® products in the U.S. exclusively to hospitals with less than 150 beds. This agreement was subsequently terminated by mutual consent on January 14, 2014.

■

On January 24, 2013, we entered into a nonexclusive distribution agreement with Fisher HealthCare, part of Thermo Fisher Scientific, to distribute our Infectious Disease portfolio of RAMP® products in the U.S.

■

On June 19, 2013, we announced that, at our 2013 Annual General and Special Meeting of Shareholders, an amendment to our 2008 Stock Option Plan was approved which removed certain insider participation limits along with a new Restricted Share Unit and Non-Employee Director Deferred Share Unit Plans were approved.

■

On October 31, 2013, we entered into a sales representation agreement with Med Tech/Med Care, a large, outsource sales organization to provide sales and marketing representation of our RAMP® products in the U.S.

■

On November 7, 2013, our shareholders approved a private placement of 1,273,117 Subscription Receipts at a price of $2.45 for aggregate gross proceeds of $3.1 million (the “Private Placement”). We incurred financing costs of $388,000 related to the Private Placement resulting in net proceeds of $2.8 million

■

On November 25, 2013, we entered into agreements to distribute our cardiovascular portfolio of RAMP® products with two new distributors in China, Shanghai Elite Biotech Co, Ltd. and Beijing Clear Biotech Co., Ltd. These new agreements followed the approval of our RAMP® branded cardiovascular POCT portfolio by the China Food and Drug Administration (CFDA).

■	On February 11, 2014, we announced that we had secured a US $2.5 million term loan from SVB as noted in the above section.

RESULTS OF OPERATIONS

REVENUES, COST OF GOODS SOLD AND GROSS MARGIN (IN THOUSANDS EXCEPT PERCENTAGES)

	Year ended December 31,			Change 2012 to 2013		Change 2011 to 2012
	2013	2012	2011	Increase / (Decrease)	Percent Change	Increase / (Decrease)	Percent Change
Product Sales	11,531	11,750	9,024	(219)	(2%)	2,726	30%
Cost of Sales	6,588	7,504	6,969	(916)	(12%)	535	8%
Gross profit on product sales	4,943	4,246	2,055	697	16%	2,191	107%
Gross margin	42.9%	36.1%	22.8%

FISCAL 2013 VERSUS FISCAL 2012

Revenues

Revenues decreased 2%, or $0.2 million, in fiscal 2013 as compared to fiscal 2012. The change in total revenue is due to the following:

●     Cardiovascular sales have decreased 7%, or $0.7 million, primarily due to reduced sales in China as a result of the transition to new distribution partners in the fourth quarter;

●     Infectious disease sales have increased 160%, or $0.3 million, primarily due to the seasonal increase in the demand for Influenza tests during the first quarter of 2013 based on the severity of the 2012-2013 Influenza season; and

●     Biodefense and West Nile Virus sales have increased 32%, or $0.2 million, primarily due to growth by our West Nile Virus distributor in the U.S.

Gross Profit

Gross profit on product sales increased 16%, or $0.7 million, in fiscal 2013 as compared to fiscal 2012 despite a 2% decrease in sales. The change in total gross profit is primarily due to the increase in gross margin to 42.9% from 36.1% in fiscal 2012. This increase is primarily due to the following:

●     A change in product mix to higher margin products described under Revenue above;

●     A net decrease in inventory provisions and write downs as a result of changes in estimates in the net realizable value of our inventory; and

●     A $720,000, or 18%, decrease in manufacturing costs incurred spread over the relative same level of production as 2012 achieved through improvements in manufacturing efficiency in comparison to 2012 and a reduction in component material costs as a result of purchasing from more economical suppliers.

FISCAL 2012 VERSUS FISCAL 2011

Revenues increased 30%, or $2.7 million, in fiscal 2012 as compared to fiscal 2011. The change in total revenue is due to the following:

●     Cardiovascular sales have increased 48%, or $3.5 million, primarily due to:

●     a $2.7 million increase in sales to our two distributors in China as a result of a combination of price and volume increases during the year; and

●     a $0.8 million increase in sales to the rest of the world primarily due to growth of existing distributors in Europe;

●     Infectious disease sales have decreased 70%, or $0.4 million, due to the transition from 3M to Fisher HealthCare in the fourth quarter; and

●     Biodefense and West Nile Virus sales have decreased 32%, or $0.4 million, primarily due to a significant biodefense sale made in 2011 that did not repeat in 2012.

Gross Profit

Gross profit on product sales increased 107%, or $2.2 million, in fiscal 2012 as compared to fiscal 2011. The change in total gross profit is primarily due to the increase in gross margin to 36% from 23% in fiscal 2011. This increase is primarily due to the following:

●     An increase in the price of our products to our distributors combined with a change in product mix to higher margin products;

●     A 27% increase in the level of production compared to 2011 resulting in a spreading of fixed manufacturing overhead costs over a larger base of manufactured tests;

●     An increase in manufacturing efficiency during 2012 compared to 2011 resulting in lower material and labor costs per test produced; and

●     A decrease of $0.2 million in inventory provisions to account for obsolescence and slow-moving inventory items and to reduce inventory values down to their net realizable value.

Contract Service Fees (in thousands except percentages)

	Year ended December 31,			Change 2012 to 2013		Change 2011 to 2012
	2013	2012	2011	Increase / (Decrease)	Percent Change	Increase / (Decrease)	Percent Change
Contract service fees	-	-	450	-	0%	(450)	(100%)

FISCAL VERSUS FISCAL 2012 AND 2011

There were no contract service fee arrangements in 2013 and 2012 since the termination of a project agreement with Roche Diagnostics Ltd. in 2011. Upon termination, the Company recognized the remaining revenue under the contract in 2011 to offset costs incurred in accordance with the agreement.

Operating Expenses (in thousands except percentages)

	Year ended December 31,				Change 2012 to 2013			Change 2011 to 2012
	2013	2012	2011	Increase / (Decrease)	Percent Change		Increase / (Decrease)	Percent Change
Research and development	2,402	2,953	2,852	(551)	(19%	)	101	4%
General and administrative	3,574	4,101	3,625	(527)	(13%	)	476	13%
Sales and marketing	2,171	1,395	915	776	56%		480	52%
Total Operating Expenses	8,147	8,449	7,392	(302)	(4%	)	1,057	14%

FISCAL 2013 VERSUS FISCAL 2012

Research and Development Expenses

Research and Development Expenses decreased by 19%, or $551,000. The decrease is primarily due to a $296,000 decrease in product development and legal costs related to the clinical development of our newest assay for D-dimer in 2012. In addition, there was a $161,000 decrease in administrative, overhead, consulting and depreciation expenses incurred related to development projects that were ongoing in 2012. Finally, there was a $82,000 decrease in salaries and wages as a result of government funding received supporting a portion of development salaries and a lower headcount compared to 2012.

General and Administrative Expenses

General and Administrative Expenses decreased by 13%, or $527,000. The decrease is primarily due to a $267,000 decrease in recruiting and relocation fees incurred for senior management personnel in 2012, a $136,000 decrease in legal expenses and a $116,000 decrease consulting costs as a result of a permanent Chief Executive Officer and Chief Financial Officer hired in the middle of 2012.

Sales and Marketing Expenses

Sales and Marketing Expenses increased by 56%, or $776,000. The increase is primarily due to a $592,000 increase in salaries and wages and stock based compensation due to the addition of sales and marketing personnel in the U.S. and China. In addition, there was a $194,000 increase in administrative, travel and overhead expenses as a result of the additional sales and marketing personnel and a $103,000 increase in consulting costs related to marketing and telesales services incurred in 2013. These increases were offset by a $104,000 decrease in legal expenses incurred due to business development in 2012.

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

OTHER EXPENSE, NET (IN THOUSANDS EXCEPT PERCENTAGES)

	Year ended December 31,			Change 2012 to 2013		Change 2012 to 2013
	2013	2012	2011	Increase / (Decrease)	Percent Change	Increase / (Decrease)	Percent Change
Interest expense	696	734	865	(38)	(5%)	(131)	(15%)
Interest income	(15)	(22)	(17)	7	(32%)	(5)	29%
Other income	(58)	-	-	(58)	100%	-	0%
Income tax expense	41	-	-	41	100%	-	0%
Foreign exchange (gain) loss	16	2	(5)	14	700%	7	(140%)
Unrealized (gain) loss on revaluation of warrant liability	2,114	364	(780)	1,750	481%	1,144	(147%)
Warrant issue costs	-	-	421	-	0%	(421)	(100%)
Total Other Expenses	2,794	1,078	484	1,716	159%	594	123%

FISCAL 2013 VERSUS FISCAL 2012

Interest Expense

Interest expenses decreased by 5%, or $38,000. The decrease is primarily due to a reduction in the interest paid on the repayable leasehold improvement allowance as a result of a decrease in principal in 2013 versus 2012.

Interest Income

Interest income decreased by 28%, or $7,000. Interest is earned on our cash on hand and short term investments and has decreased due to a lower average cash balance during the first half of 2013 versus the same period last year (see “Changes in Cash Flows”).

Other Income

Other income represents cash received upon the non-recurring demutualization of our insurance provider.

Income Tax Expense

The income tax expense is the result of the establishment of our representative office in Shanghai, China. Income tax is owed based on a percentage of operating expenses incurred.

Foreign exchange (gain) loss

Foreign exchange loss increased by 700%, or $14,000. Foreign exchange gains and losses are largely due to U.S. dollar balances of cash and cash equivalents, accounts receivable and accounts payable affected by the fluctuations in the value of the U.S. dollar as compared to the Canadian dollar.

Unrealized loss on revaluation of warrant liability

The unrealized loss on revaluation of the warrant liability is solely due to the mark-to-market revaluation of the outstanding warrants each reporting period. The fair market value increased from December 31, 2012 resulting in an unrealized loss of $2.1 million. The fair market value is calculated using a Black-Scholes model with inputs for volatility, risk free interest rate, and expected life of the warrants. The primary reason for the increase in the value of the liability is the increase in the fair market value of the shares of the Company in relation to December 31, 2012. A small change in the estimates used in the Black-Scholes pricing model may have a relatively large change in the estimated valuation of the common stock warrants.

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

Unrealized (gain) loss on revaluation of warrant liability

The unrealized loss on revaluation of the warrant liability is solely due to the mark-to-market revaluation of the outstanding warrants each reporting period. The fair market value increased from December 31, 2011 resulting in an unrealized loss of $364,000. The fair market value is calculated using a Black-Scholes model with inputs for volatility, risk free interest rate, and expected life of the warrants. The primary reason for the increase in the value of the liability is the increase in the fair market value of the shares of the Company in relation to December 31, 2011. A small change in the estimates used in the Black-Scholes pricing model may have a relatively large change in the estimated valuation of the common stock warrants.

Warrant issue costs

Warrant issue costs were incurred in 2011 as a result of the rights offering. These costs were allocated to the warrant liability based on the fair value of the warrant and expensed as incurred.

LIQUIDITY AND CAPITAL RESOURCES (IN THOUSANDS EXCEPT PERCENTAGES)

Total cash and cash equivalents and working capital at December 31, 2013 and 2012 were as follows:

	2013	2012
Cash and cash equivalents	$2,958	$2,080
Percentage of total assets	21%	14%
Working capital	$(2,232)	$(642)
Warrant liability	5,251	3,699
Working capital, excluding Warrant liability	3,019	3,057

As at December 31, 2013, the Company had a negative working capital balance. Included in current liabilities is a warrant liability that is required to be measured at fair value and is presented as a current liability in accordance with ASC 815. Each warrant may only be exercised on a net cashless exercise basis and no warrant may be exercised at a time when the exercise price equals or exceeds the current market price meaning the potential settlement of any warrant does not require any cash disbursement. Without taking into account the warrant liability mentioned above, the Company’s working capital as at December 31, 2013 is $3.0 million (December 31, 2012 - $3.1 million). The decrease of $0.1 million is primarily due to the cash used in operating activities as described below offset by the private placement financing completed in November, 2013.

FINANCIAL CONDITION

We have financed our operations primarily through equity financings. As of December 31, 2013, the Company has raised approximately $105.8 million from the sale and issuance of equity securities and debt, net of issue costs.

We have sustained continuing losses since our formation and as of December 31, 2013, had a deficit of $118.2 million and historically, have incurred negative cash flows from operations. On November 7, 2013, our shareholders approved the Private Placement for net proceeds of $2.8 million. In addition, as of February 11, 2014, we secured a $2.5 Million USD term loan. Cash flows from operations are generally impacted by our level of quarterly sales and our ability to manage operating expenses. However, increased quarter over quarter growth also requires additional working capital in the form of higher accounts receivable and greater inventory balances to meet the increased demand. We expect that we will have net negative cash flow from operations over the next several quarters until our growth initiatives provide sustained cash flow positive income (net income (loss) excluding items not involving cash) and sufficient cash flow to offset the additional working capital required to support the growth. In addition, we continue to require cash for our contractual obligations outlined below. We believe that with our current level of financing and our expected level of operations, our cash and cash equivalents balances, including cash generated from operations, will be sufficient to meet the anticipated cash requirements through the fiscal year of 2014. However, due to the requirements to meet certain financial covenants as part of the term loan and our history of losses and negative cash flow, there is substantial doubt over our ability to continue as a going concern as it is dependent on meeting those covenants and ultimately achieving profitable operations, the outcome of which cannot be predicted at this time.

ONGOING SOURCES AND USES OF CASH

Changes in Cash Flows (in thousands)

Year ended December 31,	2013	2012	2011
Cash used in operating activities	(1,274)	(4,632)	(2,610)
Cash used in investing activities	(196)	(311)	(106)
Cash provided by/(used in) financing activities	2,348	(332)	5,741
Increase/(Decrease) in cash during the period	$878	$(5,275)	$3,025

As at December 31, 2013, the Company had cash and cash equivalents balance of $3.0 million as a result of a $0.9 million increase in cash during the year. The cash increase was primarily the result of cash provided by financing activities offset by cash used in operating and investing activities as described below:

Cash Provided by (Used in) Operating Activities (in thousands)

Year ended December 31,	2013	2012	2011
Trade receivables	658	79	(344)
Other receivables	25	(93)	6
Inventories	(459)	414	836
Prepaid expenses and other	88	38	(79)
Accounts payable and accrued liabilities	998	(1,630)	1,854
Deferred revenue	(181)	(115)	(288)
Total change in non-cash working capital	$1,129	$(1,307)	$1,985

Explanations of the more significant net changes in working capital during 2013 are as follows:

●

Accounts payable and accrued liabilities increased from $1.9 million to $2.7 million as a result of the timing of payments made to certain vendors for working capital management purposes and as a result of inventory purchases of Readers near year end;

●	Trade receivable balances decreased from $1.5 million to $0.9 million due to the fact that the majority of our sales in the fourth quarter were cash sales;
●

Inventory balances increased from $1.8 million to $2.3 million primarily due to the settlement agreement reached with Roche Diagnostics resulting in the purchase of readers and reader accessories and the purchase of reader raw material from our vendor during the fourth quarter as part of transferring our reader manufacturing in-house; and

●	Deferred revenue decreased from $271,000 to $90,000 primarily due to the timing of shipments of prepaid products.

Cash Used in Investing Activities

Net cash used in investing activities for the years ended December 31, 2013, 2012, and 2011 was $196,000, $311,000, and $106,000. This cash was primarily used for the purchase of manufacturing, demonstration, and computer equipment in 2013 and the establishment of our reader manufacturing facility.

Cash Provided by (Used In) Financing Activities

Net cash provided by financing activities during the year ended December 31, 2013 of $2.3 million was primarily due to the Private Placement for aggregate gross proceeds of $3.1 million. We incurred financing costs of $388,000 related to the Private Placement including the agency fee described below resulting in net proceeds of $2.8 million. As part of the private placement, we issued 1,273,117 units. Each unit consists of one common share and one-half of one warrant to purchase one common share. Each whole warrant has a term of 36 months and an exercise price of $3.58. This transaction was subject to shareholder approval that we received on November 7, 2013. Pursuant to an agency agreement, we incurred a compensation fee for the agent of a 5% cash commission totaling $31,000 and 7% warrant coverage of 17,689 warrants (the “Agent Warrants”) based on the gross proceeds of the Private Placement (other than proceeds from certain of our existing shareholders, including OrbiMed Advisors, LLC (“OrbiMed”), our majority shareholder.). Each Agent Warrant will be exercisable for one common share for a period of 24 months and will have an exercise price of $2.45.

The net proceeds of the private placement were offset by cash used in the repayment of the leasehold improvements allowance and the payment of deferred financing costs related to the term loan secured in February, 2014. The net cash used in financing activities for the year ended December 31, 2012 of $332,000 was due to the repayment of the leasehold improvement allowance. The net cash provided by financing activities for the year ended December 31, 2011 of $5.7 million was due to an equity financing offset by cash used in the repayment of the leasehold improvement allowance.

CONTRACTUAL OBLIGATIONS AND CONTINGENCIES

The following table summarizes our contractual commitments as of December 31, 2013 and the effect those commitments are expected to have on liquidity and cash flow in future periods (in thousands).

Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 years	3 - 5 years	More than 5 years
Long-term debt obligations (1)	9,644	1,062	2,123	2,124	4,335
Operating lease obligations (2)	9,962	987	2,051	2,158	4,766
Purchase obligations (3)	1,367	684	206	340	137
License fees (4)	5	5	-	-	-
Total	20,978	2,738	4,380	4,622	9,238

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

(3) Purchase obligations consist of obligations to purchase raw materials, equipment, and other supplies from suppliers.

(4) License fees consist of obligations to pay licensing fees for the use of related intellectual property to manufacture, sell, and have sold lateral flow immunoassay products. In consideration for these rights, the Company will pay non-refundable, not-creditable fees.

OFF-BALANCE-SHEET ARRANGEMENTS

As of December 31, 2013, we had the following material off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K:

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

RELATED PARTY TRANSACTIONS

[a] Of the 1,273,117 subscription receipts issued during the Private Placement completed in November, 2013, 816,325 subscription receipts were issued to a group of investment funds controlled by OrbiMed, our majority shareholder. Upon conversion of the subscription receipts, 816,325 common shares and 408,162 warrants were issued. In connection with the Private Placement, we incurred and paid legal costs of $53,000 on behalf of OrbiMed.

[b] In 2012, we paid $174,000 of consulting fees to a director for services provided as interim Chief Executive Officer.

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

On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, valuation of stock based compensation, valuation of long-lived assets, tax related contingencies, recoverability of receivables, valuation of inventories, contingencies and litigation, and warranty accruals. We base our estimates on historical experience and on various other assumptions, including expected trends that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

INVENTORIES

Raw material inventory is carried at the lower of actual cost, determined on a first-in first-out basis, and market value. Finished goods and work in process inventories are carried at the lower of weighted average cost and market value. Cost of finished goods and work in process inventories includes direct materials, direct labour and applicable overhead. We write down our inventory balances for estimates of excess and obsolete amounts. These write-downs are recorded as a component of cost of sales. At the point of the write-down, a new, lower-cost basis for that inventory is established, and any subsequent improvements in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

LONG LIVED ASSET IMPAIRMENT

Long-lived assets to be held and used are periodically reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, we base our evaluation on such impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. In the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable and an estimate of future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss will be recognized for the difference between the carrying value and the fair value.

CONTINGENT LIABILITIES

We provide for contingent liabilities when (1) it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and (2) the amount of the loss can be reasonably estimated. Disclosure in the notes to the financial statements is required for loss contingencies that do not meet both these conditions if there is a reasonable possibility that a loss may have been incurred. The costs of defending legal claims against us are expensed as incurred.

REVENUE RECOGNITION

Product sales are recognized when legal title passes to distributors or customers, the sales price is fixed and determinable, collection of the resulting receivables is reasonably assured and no uncertainties with regard to customer acceptance exist. Sales are recorded net of discounts and sales returns.

Contract service fees are recorded as revenue as the services are performed pursuant to the terms of the contract provided collectability is reasonably assured. Upfront fees from collaborative research arrangements which are non-refundable, require our ongoing involvement and are directly linked to specific milestones are deferred and amortized into income as services are rendered. Upfront fees from collaborative research arrangements that are non-refundable, require our ongoing involvement and are not directly linked to specific milestones are deferred and amortized into income on a straight-line basis over the term of ongoing development. Upfront fees from collaborative research arrangements that are refundable are deferred and recognized once the refundability period has lapsed. We earned $450,000 of revenue during the fiscal year of 2011 from the $2.0 million collaborative research arrangement with Roche Diagnostics. There are no such arrangements in the fiscal years of 2013 and 2012.

WARRANT LIABILITY

We account for warrants, issued in the 2011 rights offering, pursuant to the authoritative guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock. We have classified the warrants on the consolidated balance sheet as a liability that is revalued at each balance sheet date subsequent to the initial issuance. Determining the appropriate fair-value model and calculating the fair value of warrants requires considerable judgment, including estimating stock price volatility and expected warrant life. The computation of expected volatility was based on the historical volatility of shares of our common stock for a period that coincides with the expected life of the warrants. A small change in the estimates used may have a relatively large change in the estimated valuation. We use the Black-Scholes pricing model to value the warrants.

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

ITEM 7A.     Quantitative and Qualitative Disclosures about Market Risk.

Currency Fluctuations and Exchange Risk

The Company is subject to foreign exchange risk as a significant portion of its revenues and expenditures are denominated in U.S. dollars. Significant losses may occur due to significant balances of cash held in U.S. dollars that may be affected negatively by a decline in the value of the U.S. dollar as compared to the Canadian dollar. The Company mitigates foreign exchange risk by maintaining a U.S. dollar bank account for all U.S. revenues and expenditures, thereby minimizing currency exchange. A 10% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an increase/decrease of approximately $25,000 in the Company's loss as a result of revaluing the Company’s balance sheet items as at December 31, 2013.

Interest Rate Risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company’s exposure to interest rate risk is limited as its restricted cash are long-term in nature and the interest rate related to both its repayable leasehold improvement allowance is fixed over the term of the debt. Subsequent to year end, we will be exposed to increased interest risk as the SVB term loan has a variable interest rate that will vary with changes to the Wall Street Journal Prime Rate.

ITEM 8.     Financial Statements and Supplementary Data.

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES USED IN THE UNITED STATES OF AMERICA (U.S. GAAP)

AS AT DECEMBER 31, 2013 AND 2012 AND FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2013

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Response Biomedical Corp.

We have audited the accompanying consolidated balance sheets of Response Biomedical Corp. and its subsidiaries (the Company) as of December 31, 2013 and December 31, 2012 and the related consolidated statements of loss and comprehensive loss, shareholders’ equity and cash flows for the years ending December 31, 2013 and December 31, 2012. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We were not engaged to perform an audit of the company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Response Biomedical Corp. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for years ended December 31, 2013 and December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has incurred recurring losses from operations and has an accumulated deficit at December 31, 2013 that raises substantial doubt about its ability to continue as a going concern. Management’s plans in this regard are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We did not audit the consolidated statements of loss and comprehensive loss, shareholders’ equity and cash flows for the year ending December 31, 2011. These statements were audited by other auditors whose report, dated March 29, 2012, expressed an unqualified opinion.

We have audited the adjustments to the 2011 consolidated financial statements to apply the stock consolidation, as described in Note 11b. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2011 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2011 consolidated financial statements taken as a whole.

Signed “PricewaterhouseCoopers LLP”

March 14, 2014

Vancouver, British Columbia

53

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

 Response Biomedical Corp.

We have audited the accompanying consolidated statements of loss and comprehensive loss, shareholders’ equity, and cash flows for the year ended December 31, 2011, prior to the 2011 adjustments to record the impact of the stock consolidation described in note 11 to the consolidated financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above prior to the 2011 adjustments to record the impact of the stock consolidation described in note 11 to the consolidated financial statements, present fairly, in all material respects, the consolidated financial position of Response Biomedical Corp. at December 31, 2011, and the consolidated results of its operations and its cash flows for the year ended December 31, 2011, in conformity with United States generally accepted accounting principles.

Vancouver, Canada	/s/ Ernst & Young LLP
March 29, 2012	Chartered Accountants

 RESPONSE BIOMEDICAL CORP.

CONSOLIDATED BALANCE SHEETS

[SEE NOTE 2 - BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTY]

(IN THOUSANDS OF CANADIAN DOLLARS)

	December 31, 2013	December 31, 2012
ASSETS	$	$
Current
Cash and cash equivalents	2,958	2,080
Trade receivables, net [note 6]	875	1,483
Other receivables	112	187
Inventories [note 7]	2,250	1,791
Prepaid expenses and other	123	211
Deferred debt financing costs	73	-
Total current assets	6,391	5,752
Long-term prepaid expenses	93	93
Restricted deposits [note 10]	901	901
Property, plant and equipment [note 8]	6,819	7,602
Total assets	14,204	14,348

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current
Accounts payable and accrued liabilities [notes 6 and 9]	2,727	1,897
Lease inducements - current portion [note 10]	170	173
Repayable leasehold improvement allowance - current portion [notes 6 and 10]	413	370
Deferred revenue - current portion	62	255
Warrant liability [notes 5 and 11]	5,251	3,699
Total current liabilities	8,623	6,394
Lease inducements [note 10]	1,366	1,535
Repayable leasehold improvement allowance [notes 6 and 10]	5,669	6,082
Deferred revenue	28	16
	15,686	14,027
Commitments and contingencies [notes 14 and 16]
Shareholders' equity/(deficit)
Common shares [note 11]	101,945	99,289
Additional paid-in capital [note 11]	14,742	13,203
Deficit	(118,169)	(112,171)
Total shareholders' (deficit)/equity	(1,482)	321
	14,204	14,348

See accompanying notes

Subsequent event (note 17)

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(IN THOUSANDS OF CANADIAN DOLLARS)

Years ended December 31,	2013	2012	2011
	$	$	$
REVENUE
Product sales [note 15]	11,531	11,750	9,024
Cost of sales [notes 7, 8, 11 and 14]	6,588	7,504	6,969
Gross profit on product sales	4,943	4,246	2,055
Contract service fees and revenues from collaborative research arrangements	-	-	450
	4,943	4,246	2,505
EXPENSES [notes 8, 10, 11, 12 and 14]
Research and development	2,402	2,953	2,852
General and administrative	3,574	4,101	3,625
Sales and marketing	2,171	1,395	915
Total operating expenses	8,147	8,449	7,392

OTHER EXPENSES (INCOME)
Interest expense [note 10]	696	734	865
Interest income	(15)	(22)	(17)
Other income	(58)	-	-
Income tax expense	41	-	-
Foreign exchange (gain) loss	16	2	(5)
Unrealized (gain)/loss on revaluation of warrant liability [note 5]	2,114	364	(780)
Warrant issue costs	-	-	421
Total other expenses	2,794	1,078	484
Net loss and comprehensive loss for the period	(5,998)	(5,281)	(5,371)

Loss per common share - basic and diluted [note 11]	(0.89)	(0.82)	(2.72)

Weighted average number of common shares outstanding - basic and diluted [note 11]	6,747,369	6,437,158	1,972,171

See accompanying notes

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY/ (DEFICIT)

(IN THOUSANDS OF CANADIAN DOLLARS, EXCEPT SHARE DATA)

	Common Stock Issued and Outstanding		Additional paid in capital	Deficit	Total Shareholders' (Deficit)/Equity
	# of shares	$	$	$	$
Balance at December 31, 2011	6,453,873	99,276	12,590	(106,890)	4,976

Net loss	-	-	-	(5,281)	(5,281)
Net shares issued upon exercise of warrants	1,333	13	-	-	13
Stock-based compensation expense	-	-	613		613
Balance at December 31, 2012	6,455,206	99,289	13,203	(112,171)	321
Net loss	-	-	-	(5,998)	(5,998)
Private placement, net of issue costs	1,273,117	2,055	695	-	2,750
Net shares issued upon exercise of warrants	122,458	562	-	-	562
Net shares issued upon conversion of Restricted share units	20,144	39	(39)	-	-
Stock-based compensation expense	-	-	660	-	660
Restricted share units	-	-	223	-	223
Balance at December 31, 2013	7,870,925	101,945	14,742	(118,169)	(1,482)

See accompanying notes

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (IN THOUSANDS OF CANADIAN DOLLARS)

Years ended December 31,	2013	2012	2011
OPERATING ACTIVITIES	$	$	$
Net loss for the period	(5,998)	(5,281)	(5,371)
Add (deduct) items not involving cash:
Depreciation of property, plant and equipment	992	1,143	1,337
Amortization of deferred lease inducements	(171)	(165)	(169)
Restricted deposits	-	-	5
Stock-based compensation	660	614	(38)
Unrealized (gain)/loss on revaluation of warrant liability	2,114	364	(780)
Warrant issuance costs	-	-	421
Changes in non-cash working capital:
Trade receivables	658	79	(344)
Other receivables	25	(93)	6
Inventories	(459)	414	836
Prepaid expenses and other	88	38	(79)
Accounts payable and accrued liabilities	998	(1,630)	1,854
Deferred revenue	(181)	(115)	(288)
Cash used in operating activities	(1,274)	(4,632)	(2,610)

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(196)	(311)	(106)
Cash used in investing activities	(196)	(311)	(106)

FINANCING ACTIVITIES
Repayment of repayable leasehold improvement allowance	(371)	(332)	(297)
Proceeds from issuance of common shares, net of share issue costs	2,055	-	2,331
Proceeds from issuance of warrants, net of warrant issue costs	695	-	3,707
Debt financing costs	(31)	-	-
Cash provided by (used in) financing activities	2,348	(332)	5,741

Increase / (Decrease) in cash and cash equivalents during the period	878	(5,275)	3,025
Cash and cash equivalents, beginning of year	2,080	7,355	4,330
Cash and cash equivalents, end of year	2,958	2,080	7,355
Supplemental Disclosure:
Interest Paid in cash	696	755	769
Taxes Paid in cash	27	-	-

See accompanying notes

RESPONSE BIOMEDICAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

Response Biomedical Corp. (the “Company”) was incorporated on August 20, 1980 under the predecessor to the Business Corporations Act (British Columbia). The Company’s wholly owned US subsidiary, Response Point of Care Inc., was incorporated on November 9, 2012 in the State of Delaware. The Company is engaged in the research, development, commercialization and distribution of diagnostic technologies for the medical point of care (POC), laboratory and on-site environmental testing markets. POC and on-site diagnostic tests (or assays) are simple, non-laboratory based tests performed using portable hand-held devices, compact desktop analyzers, single-use test cartridges and/or dipsticks. Since 1996, the Company has developed and commercialized a proprietary diagnostic system called RAMP®.

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

During the year ended December 31, 2013, the Company has incurred a net loss of $6.0 million and negative cash flows from operations of $1.3 million. As of December 31, 2013, the Company had a cash balance of $3.0 million, an accumulated deficit of $118.2 million, a shareholders’ deficit of $1.5 million, and a negative working capital balance of $2.2 million. In addition, the Company has various operating leases and purchase commitments for inventory (refer to note 14). Included in current liabilities is a warrant liability in the amount of $5.3 million that is required to be measured at fair value and is presented as a current liability in accordance with Accounting Standards Codification Topic 815 – Derivatives and Hedging (“ASC 815”). Each warrant may only be exercised on a net cashless exercise basis and no warrant may be exercised at a time when the exercise price equals or exceeds the current market price meaning the potential settlement of any warrant does not require any cash disbursement. Without taking into account the warrant liability mentioned above, current assets exceed current liabilities by $3.0 million.

The ability of the Company to continue as a going concern is uncertain and dependent on the Company’s ability to obtain additional financing and/or achieve cash flow positive operations. Management has, thus far, financed the operations through a series of equity financings. On November 7, 2013 the Company’s shareholders approved a brokered and non-brokered private placement of 1,273,117 subscription receipts (the “Subscription Receipts”) at a price of $2.45 for net proceeds of $2.8 million (the “Private Placement”). Refer to note 11[b] for details of the Private Placement. In addition, the Company announced on February 11, 2014 that it had secured a US $2.5 million term loan from Silicon Valley Bank (“SVB”). Refer to note 17 for the significant terms of the loan.

RESPONSE BIOMEDICAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Management believes that, with the Private Placement and commercial debt noted above, based on the current level of operations, and excluding out of the ordinary cash management measures, the Company’s cash and cash equivalents balances, including cash generated from operations, will be sufficient to meet the anticipated cash requirements through the fiscal year of 2014. However, due to the requirements of the Company to meet financial covenants related to revenue and liquidity, under the terms of the term loan (refer to note 17), and the Company’s history of losses, there is substantial doubt over the Company’s ability to continue as a going concern as it is dependent on meeting the financial covenants and ultimately achieving profitable operations, the outcome of which cannot be predicted at this time. The consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. Such adjustments could be material.

3. SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies is as follows:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Areas of significant estimates include revenue recognition, stock-based compensation expense, the value of the warrant liability, the resolution of uncertain tax positions, recoverability of long-lived assets and provisions for doubtful accounts, inventory obsolescence, inventory valuation, and warranty accruals. Actual results could differ from those estimates.

Certain Significant Risks and Uncertainties

The Company is subject to certain risks and uncertainties and believes that changes in any of the following areas could have a material adverse effect on its future financial position or results of operations: continued regulatory compliance or regulatory changes; the ability to develop new products and services that are accepted in the marketplace; competition, including, but not limited to, pricing and products or product features and services; litigation or other claims; the adequate and timely sourcing and manufacturing of inventories; and the hiring, training and retention of key employees.

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

Property, plant and equipment

Property, plant and equipment is recorded at cost and depreciated over the estimated useful lives using the straight-line method as follows:

Office and laboratory furniture and equipment (years)		5
Office and laboratory computer equipment (years)		3
Computer software (years)		2
Manufacturing equipment (years)	5	-	7
Manufacturing molds (years)		2
Leasehold improvements		Initial term of lease

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

Contract service fees are recorded as revenue as the services are performed pursuant to the terms of the contract provided collectability is reasonably assured. Upfront fees from collaborative research arrangements which are non-refundable, require the ongoing involvement of the Company and are directly linked to specific milestones are deferred and amortized into income as services are rendered. Upfront fees from collaborative research arrangements that are non-refundable, require the ongoing involvement of the Company and are not directly linked to specific milestones are deferred and amortized into income on a straight-line basis over the term of ongoing development. Upfront fees from collaborative research arrangements that are refundable are deferred and recognized once the refundability period has lapsed. The Company earned $450,000 of revenue during the fiscal year of 2011 from a $2.0 million collaborative research arrangement with Roche Diagnostics. There are no such arrangements in the fiscal years of 2013 and 2012.

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

Deferred Financing Costs

The Company capitalizes incremental costs directly attributable to obtaining debt. The deferred financing costs are subsequently amortized using the effective interest rate method to interest expense over the contractual life of the debt.

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

RESPONSE BIOMEDICAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Restricted deposits

Restricted deposits consist of long-term deposits pledged as security as part of certain contractual obligations. The interest earned on these deposits is recorded in interest income on the consolidated statements of loss and comprehensive loss.

Financial Instruments

Financial instruments include cash, cash equivalents, receivables, restricted deposits, accounts payable, accrued and other liabilities, warrant liability, and the repayable leasehold improvement allowance. The Company has classified restricted deposits as held-to-maturity. Trade receivables and other receivables are classified as loans and receivables. Accounts payable, accrued and other liabilities, warrant liability and the repayable leasehold improvement allowance are classified as other financial liabilities.

Held-for-trading financial instruments are initially measured at fair value with subsequent changes in fair value recorded to net income. Held-to-maturity investments are measured at amortized cost using the effective interest method with changes in amortized cost recorded to net income. Loans and receivables and other financial liabilities are initially measured at amortized cost with subsequent changes in amortized cost recorded to net income. Transaction costs (except for transaction costs related to held-for-trading financial instruments which are expensed as incurred) are included in the carrying amounts of financial instruments as they are carried on the consolidated balance sheet.

Warrants

The Company accounts for warrants, issued in the 2011 rights offering, pursuant to the authoritative guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock. The Company classifies warrants on the consolidated balance sheet as a liability that is revalued at each balance sheet date subsequent to the initial issuance. Determining the appropriate fair-value model and calculating the fair value of warrants requires considerable judgment, including estimating stock price volatility and expected warrant life. The computation of expected volatility was based on the historical volatility of shares of the Company’s common stock for a period that coincides with the expected life of the warrants. A small change in the estimates used may have a relatively large change in the estimated valuation. The Company uses the Black-Scholes pricing model to value the warrants. Changes in the fair market value of the warrants are reflected in the consolidated statement of loss as Unrealized (gain)/loss on revaluation of warrant liability.

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

RESPONSE BIOMEDICAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Scientific Research and Development Tax Credits

The benefits of tax credits for scientific research and development expenditures are recognized in the year the qualifying expenditure is made provided there is reasonable assurance of recoverability. The tax credits recorded are based on the Company’s estimates of amounts expected to be recovered and are subject to audit by taxation authorities. All qualifying expenditures are eligible for non-refundable tax credits only.

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

4. RECENT ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued updated authoritative guidance requiring entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The Company adopted this guidance effective January 1, 2013. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

Accounting Pronouncements Not Yet adopted

In July 2013, the FASB issued an update that provides guidance on the balance sheet presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists as of the reporting date. The update is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. The Company is currently evaluating the potential impact of this authoritative guidance on its consolidated financial statements and is planning to adopt this guidance effective January 1, 2014.

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

RESPONSE BIOMEDICAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value hierarchy level at which a financial instrument is categorized is determined on the basis of the lowest level input that is significant to the fair value measurement (in thousands).

Financial Instrument carried at fair value as of December 31, 2013 (in thousands)

	Level 1	Level 2	Level 3	Total
Liabilities	$	$	$	$
Warrant Liability	-	-	5,251	5,251

Financial Instrument carried at fair value as of December 31, 2012 (in thousands)

	Level 1	Level 2	Level 3	Total
Liabilities	$	$	$	$
Warrant Liability	-	-	3,699	3,699

As of December 31, 2013, the warrant liability is recorded at its fair value of $5.3 million. The Company reassesses the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, contractual term of the warrant, and risk-free interest rate (refer to note 11[g]). The computation of expected volatility was based on the historical volatility of the Company’s stock. A small change in the estimates used in the Black-Scholes pricing model may have a relatively large change in the estimated valuation of the common stock warrants.

The following table presents the changes in fair value of the Company’s total Level 3 financial liabilities for the year ended December 31, 2013 (in thousands):

	Balance at December 31, 2012	Unrealized loss	Exercise of Warrants	Balance at December 31, 2013
Warrant Liability	$3,699	$2,114	$(562)	$5,251

RESPONSE BIOMEDICAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Quantitative information about unobservable inputs used in Level 3 fair value measurements is presented below:

	Valuation Technique	Unobservable Input	As at December 31, 2013	As at December 31, 2012
Warrant Liability	Option Model	Stock Price Volatility	140%	128%

A 5% increase or decrease in stock price volatility would cause an approximate corresponding $100,000 increase or decrease to the Warrant Liability ($100,000 – December 31, 2012).

6. FINANCIAL INSTRUMENTS

Credit Risk

Credit risk is the risk of a financial loss if a customer or counterparty to a financial instrument fails to meet its obligations under a contract. The risk arises primarily from the Company’s cash, cash equivalents, restricted deposits and receivables from customers.

Cash, cash equivalents and restricted deposits are placed with high quality financial institutions and are regularly monitored by management. These deposits are in excess of the amount of the insurance provided by governmental agencies on such deposits. To date, the Company has not experienced any losses on such deposits.

The Company’s exposure to credit risk related to its receivables is dependent upon the characteristics of each customer. The Company continually monitors the credit of its customers and requires orders to be prepaid by certain customers.

The Company is subject to concentration risk related to its accounts receivable. The Company defines concentration risk as customers whose outstanding receivable is 10% or greater than the total receivable balance or who represent 10% or greater of total revenue. At December 31, 2013, three customers represent 74% [2012 - two customers represent 74%] of the trade receivables balance and at December 31, 2013 one customer represents 43% of the trade receivables balance [2012 – one customer represents 63%]. Refer to note 15 for a discussion of concentration risk on the Company’s revenues.

The Company reviews the collectability of its accounts receivable on a regular basis and establishes an allowance for doubtful accounts based on its best estimates of any potentially uncollectible accounts. As at December 31, 2013, the balance of the Company’s allowance for doubtful accounts was $6,000 [2012 – $6,000]. The amount written off during the year ended December 31, 2013 was nil [2012 - nil and 2011 - 66,000].

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

RESPONSE BIOMEDICAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to their respective terms, accounts payables, accrued liabilities, and the repayable leasehold improvement allowance are aged as follows (in thousands):

	2014	2015	2016	2017	2018	Thereafter
	$	$	$	$	$	$
Accounts payable and accrued liabilities	2,727	-	-	-	-	-
Repayable leasehold improvement allowance	413	461	514	574	640	3,480
	3,140	461	514	574	640	3,480

7. INVENTORIES

Inventories are comprised of the following (in thousands):

	December 31, 2013	December 31, 2012
	$	$
Raw materials	1,155	684
Work in progress	198	381
Finished goods	897	726
	2,250	1,791

The carrying value of inventory as at December 31, 2012 included a provision for lower of cost and market value on the Company’s reader inventory in the amount $81,000 of which there is no such provision as at December 31, 2013. The carrying value of inventory as of December 31, 2013 also includes a writedown and a provision for expired and damaged inventory in the amount of $60,000 [December 31, 2012 - $59,000]. For the year ended December 31, 2013, inventory write-downs and obsolescence charges were $25,000 [2012 - $217,000; 2011 - $412,000].

RESPONSE BIOMEDICAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment is comprised of the following (in thousands):

	Cost	Accumulated amortization	Net book value
	$	$	$

December 31, 2013
Office furniture and equipment	964	954	10
Office computer equipment	358	311	47
Laboratory furniture and equipment	585	575	10
Laboratory computer equipment	521	476	45
Computer software	109	70	39
Manufacturing equipment	2,472	1,801	671
Manufacturing molds	603	603	-
Leasehold improvements	9,800	3,803	5,997
	15,412	8,593	6,819
December 31, 2012
Office furniture and equipment	957	903	54
Office computer equipment	333	287	46
Laboratory furniture and equipment	585	562	23
Laboratory computer equipment	468	455	13
Computer software	70	52	18
Manufacturing equipment	2,417	1,595	822
Manufacturing molds	603	603	0
Leasehold improvements	9,769	3,143	6,626
	15,202	7,600	7,602

The following table shows depreciation expense allocated by type of cost (in thousands):

Years ended December 31,	2013	2012	2011
Cost of sales	614	676	805
Research and	252	307	339
General and administrative	73	91	125
Sales and marketing	53	69	68
	992	1,143	1,337

As at December 31, 2013, $4,000 [2012 - $164,000] of manufacturing equipment was in the validation phase and not ready for use and therefore has not been depreciated.

RESPONSE BIOMEDICAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities comprise (in thousands):

	December 31, 2013	December 31, 2012
	$	$
Trade accounts payable	1,232	521
Employee related accounts payable and accrued liabilities	913	684
Royalties	172	166
Other accrued liabilities	410	526
	2,727	1,897

Accounts payable and accrued liabilities include $42,000 of debt financing costs and $13,000 of additions to property, plant, and equipment as at December 31, 2013. These amounts have been excluded from cash provided by/(used in) financing activities and cash used in investing activities respectively on the consolidated statements of cash flows for the year ended December 31, 2013 as the cash had not been disbursed. Consequently, both amounts have been excluded from cash used in operating activities.

10. LEASE INDUCEMENTS

Lease agreements entered into by the Company for its offices provides for lease inducements to be provided by the landlord to the Company which are summarized as follows (in thousands):

	December 31, 2013	December 31, 2012
	$	$
Current Portion
Rent-free inducement [i]	55	58
Non-repayable leasehold improvement allowance [ii]	115	115
	170	173
Repayable leasehold improvement allowance [iii]	413	370
Total Current Portion	583	543
Long-Term Portion
Rent-free inducement [i]	439	493
Non-repayable leasehold improvement allowance [ii]	927	1,042
	1,366	1,535
Repayable leasehold improvement allowance [iii]	5,669	6,082
Total Long-Term Portion	7,035	7,617
Total	7,618	8,160

RESPONSE BIOMEDICAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The lease inducements disclosed on the consolidated balance sheets as a result of these benefits is comprised of the following:

[i]      In 2007, the Company entered into a long-term facility lease agreement that included an eight and one half month rent-free period from May 17, 2007 to February 1, 2008. The lease inducement benefit arising from the rent-free period is being amortized on a straight-line basis over the term of the operating lease as a reduction to rental expense Amortization expense for the year ended December 31, 2013 amounted to $54,000 [2012 - $54,000; 2011 - $54,000].

[ii]      The Company received a non-repayable allowance for an amount of $1.7 million for expenditures related to general upgrades to the facility. The lease inducement benefit arising from the non-repayable leasehold improvement allowance is being amortized on a straight-line basis over the balance of the term of the lease beginning April 1, 2008 as a reduction to rental expense. Amortization expense for the year ended December 31, 2013 amounted to $115,000 [2012 - $115,000; 2011 - $115,000].

[iii]     The Company received a repayable leasehold improvement for an amount of $7.8 million used for additional improvements to the facility. This lease inducement is being repaid over the term of the operating lease commencing February 1, 2008 at approximately $89,000 per month including interest calculated at an interest rate negotiated between the Company and the landlord. Principal repayments for the year ended December 31, 2013 amounted to $370,000 [2012 - $332,000; 2011 - $297,000], respectively. Interest payments for the year ended December 31, 2013 amounted to $691,000 [2012 - $730,000; 2011 - $764,000].

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

2013 Private Placement

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

The net proceeds were $2.8 million after deduction of $388,000 of financing costs. Of these net proceeds, $2.1 million was allocated to common shares and $677,000 was allocated to warrants.

Stock Consolidation

On June 19, 2012, the Company’s shareholders authorized a 20 to 1 consolidation of its issued and outstanding common shares (the “Consolidation”). The Company’s Board of Directors determined to proceed with the Consolidation on August 16, 2012 that became effective on September 24, 2012. All references to common shares, common shares outstanding, weighted-average number of shares outstanding, and per share amounts in these consolidated financial statements and notes to consolidated financial statements have been restated to reflect the Consolidation. In addition, references to stock options have also been restated to reflect the Consolidation. The number of stock options available for grant, exercised, and outstanding have been consolidated on the basis of every twenty (20) stock options being consolidated into one (1) stock option and the exercise price of each stock option has been multiplied by twenty (20) to account for the consolidation. Finally, as a result of the Consolidation, the number of shares each common share purchase warrant, issued in the 2011 rights offering, can purchase was reduced from one (1) to one-twentieth (1/20th) and the exercise price was adjusted to $1.492 per whole common share.

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

At the Annual General and Special Meeting held on June 18, 2013, the Company’s shareholders’ approved a change to the Company’s 2008 stock option plan permitting the maximum shares authorized to be issued under the plan to be up to 20% of the issued and outstanding common shares outstanding at any point in time.

Of the 1,574,185 stock options authorized for grant under the 2008 Plan as at December 31, 2013, 443,557 stock options are available for grant.

The following assumptions were used to estimate the fair value of options granted during the years ended December 31, 2013, 2012, and 2011 using a Black-Scholes option-pricing model.

Year ended December 31,	2013	2012	2011
Risk-free interest rates	1.69%	1.68%	2.10%
Expected dividend yield	0%	0%	0%
Expected life (in years)	5.76	5.95	3.45
Expected volatility	123%	113%	99%
Fair value per stock option	$2.63	$1.57	$5.00

The expected volatility reflects the assumption that the historical volatility of common stock of the Company over a period similar to the expected life of the options is indicative of future trends. The Company estimates the risk-free interest rate using the Bank of Canada bond yield with a remaining term equal to the expected life of the option. The Company uses the simplified method for estimating the stock option term for stock option grants during the year ended December 31, 2013 as the Company has determined that the stock options are “plain vanilla” and historical share option exercises do not apply as the vesting term and contractual lives have significantly changed from those stock options exercised previously.

The total fair value of options vested during the fiscal 2013, 2012, and 2011 years was $605,000, $355,000, and $149,000 respectively.

Total aggregate intrinsic value represents the pre-tax intrinsic value, based on the Company’s closing stock price as of December 31, 2013, that would have been received by the option holders had all option holders exercised their stock options as of that date. The intrinsic value of the options outstanding as at December 31, 2013, 2012, 2011 was $31,000, $2,000, and nil respectively. There were no stock option exercises during the years ended December 31, 2013, 2012, and 2011.

RESPONSE BIOMEDICAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2013, the following stock options were outstanding:

Range of exercise price			Number of shares under option	Weighted average remaining contractual life	Weighted average exercise price	Number of options currently exercisable	Weighted average exercise price
$			#	(years)	$	#	$
1.02	-	1.60	513,731	8.66	1.53	194,703	1.51
	2.20		425,483	8.26	2.20	348,625	2.20
3.00	-	3.10	187,980	9.22	3.10	-	-
6.80	-	8.20	2,036	2.10	7.75	958	7.96
	-	23.00	1,398	0.94	23.00	1,398	23.00
1.02	-	23.00	1,130,628	8.58	2.08	545,684	2.02

The options expire at various dates from December 10, 2014 to November 20, 2023.

Stock option transactions and the number of stock options outstanding are summarized as follows:

	Number of optioned common shares	Weighted average exercise price
	#	$
Balance, December 31, 2011	9,198	68.00
Options granted	1,036,041	1.86
Options forfeited	(52,895)	2.36
Options expired	(3,280)	142.77
Balance at December 31, 2012	989,064	1.98
Options granted	215,170	3.03
Options forfeited	(68,926)	2.32
Options expired	(4,680)	21.94
Balance, December 31, 2013	1,130,628	2.08

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

RESPONSE BIOMEDICAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Number of RSUs	Weighted average exercise price
	#	$
Balance at December 31, 2012 and 2011	-	-
RSUs granted	118,439	1.89
RSUs converted to common shares	(20,114)	1.93
Balance, December 31, 2013	98,325	1.88

The restricted share units that were granted during the year ended December 31, 2013 were to settle a director compensation liability that was recorded in Accounts payable and accrued liabilities. The $223,000 liability has been excluded from the change in accounts payable and accrued liabilities on the statement of cash flows.

Of the 196,773 RSUs authorized for grant under the RSU Plan as at December 31, 2013, 98,448 RSUs are available for grant.

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

Of the 196,773 DSUs authorized for grant under the DSU Plan as at December 31, 2013, all are available for grant.

[f] Stock-based compensation

The following table shows stock-based compensation allocated by type of cost (in thousands):

	2013	2012	2011
Year ended December 31,	$	$	$

Cost of sales	29	27	38
Research and development	44	48	50
General and administrative	551	528	(147)
Sales and marketing	36	11	21
	660	614	(38)

* The recovery in 2011 is due to the reversal of stock based compensation expense upon stock options that were forfeited by the Company’s employees.

As of December 31, 2013, the total unrecognized compensation expense related to stock options granted amounts to $739,000, which is expected to be recognized over a weighted average service period of 2.04 years.

RESPONSE BIOMEDICAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

[g] Common share purchase warrants

At December 31, 2013, there were 86,757,990 warrants outstanding to purchase shares of common stock, with expiry dates ranging from November 7, 2015 to December 29, 2016. Of the total 86,757,990 warrants outstanding, 86,103,744 warrants (the warrants related to the 2011 financing) entitle the holder thereof to purchase 1/20th of a common share of the Company at a price of $1.492 per whole common share; 636,557 warrants (the private placement warrants) entitle the holder thereof to purchase one common share of the Company at a price of $3.58 per common share; and 17,689 warrants (the agent warrants) entitle the holder thereof to purchase one common share of the Company at a price of $2.45 per common share.

Common share purchase warrant transactions are summarized as follows:

	Number of warrants	Weighted average exercise price
	#	$
Balance, December 31, 2011	90,127,904	0.0746
Exercise of warrants	(151,615)	(0.0746)
Balance, December 31, 2012	89,976,289	0.0746
Warrants issued	654,246	3.5500
Exercise of warrants	(3,872,545)	(0.0746)
Balance, December 31, 2013	86,757,990	0.1008

The estimated fair value of the warrants related to the 2011 financing is reassessed at each balance sheet date using the Black-Scholes option pricing model. The following assumptions were used to value the warrants on the following balance sheet dates:

	2013	2012
Risk-free interest rates	1.10%	1.33%
Expected dividend yield	0%	0%
Expected life (in years)	3	4
Expected volatility	140%	128%
Fair value of warrant	$0.0610	$0.0411

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

86,757,990 warrants, 1,130,628 stock options and 98,325 restricted share units have been excluded from the computation of diluted earnings per share for the year ended December 31, 2013 as the Company has incurred a net loss during the year and their inclusion would be anti-dilutive to the loss per share (2012 – 89,976,289 warrants and 989,064 stock options were excluded).

12. RELATED PARTY TRANSACTIONS

[a] On November 7, 2013, the Company’s shareholders approved the Private Placement described in note 11[b]. Of the 1,273,117 subscription receipts issued, 816,325 subscription receipts were issued to a group of investment funds controlled by OrbiMed Advisors, LLC (“OrbiMed”), the Company’s majority shareholder. Upon conversion of the subscription receipts, 816,325 common shares and 408,162 warrants were issued. In connection with the Private Placement, the Company incurred and paid legal costs of $53,000 on behalf of OrbiMed.

RESPONSE BIOMEDICAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

[b] The Company incurred consulting fees to a director of $174,000 for the year ended December 31, 2012 [2011 – 127,000]. There were no such fees incurred during the year ended December 31, 2013. These amounts have been paid during the year and no amount is included in accounts payable and accrued liabilities as at December 31, 2013 and 2012. These consulting fees are included in general and administrative expenses in the consolidated statement of loss and comprehensive loss.

13. INCOME TAXES

At December 31, 2013 the Company had approximately $60.9 million [2012 - $58.1 million] of non-capital loss carry forwards, approximately $2.7 million [2012 - $2.7 million] of federal investment tax credits and approximately $679,000 [2012 - $772,000] of provincial investment tax credits available to reduce taxable income and taxes payable for future years. These losses and investment tax credits expire as follows (in thousands):

Year of Expiry	Provincial investment tax credit	Federal investment tax credits	Non-capital loss carryforwards
2014	20	-	4,101
2015	58	-	6,880
2016	142	-	-
2017	205	-	-
2018	198	-	-
2019	56	227	-
2020	-	430	-
2021	-	384	-
2022	-	233	-
2023	-	168	-
2024	-	36	-
2025	-	105	-
2026	-	256	7,669
2027	-	370	8,560
2028	-	357	4,107
2029	-	101	7,217
2030	-	-	9,266
2031	-	50	5,796
2032	-	-	4,276
2033		-	3,018
	679	2,717	60,890

In addition, the Company has unclaimed tax deductions of approximately $11.8 million [2012 - $11.6 million] related to scientific research and experimental development expenditures available to carry forward indefinitely to reduce taxable income of future years and other deductible temporary differences of approximately $17.9 million [2012 - $17.8 million].

RESPONSE BIOMEDICAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the Company’s deferred tax assets are shown below (in thousands):

	2013	2012
	$	$
Future Tax Assets:
Book amortization in excess of tax capital cost allowance	2,296	2,048
Non-capital loss carry forwards	15,222	14,528
Research and development deductions and credits	6,001	5,684
Share issue costs	169	218
Unearned revenue	22	68
Free rent liability	124	138
Non-repayable lease inducements	260	289
Repayable lease inducements	1,521	1,613
Other	83	89
Total future tax assets	25,698	24,675
Valuation allowance	(25,698)	(24,675)
Net future tax assets	-	-

The potential income tax benefits relating to these deferred tax assets have not been recognized in the consolidated financial statements as their realization does not meet the requirements of “more likely than not” under the liability method of tax accounting. Accordingly, a valuation allowance has been recorded and no deferred tax assets have been recognized as at December 31, 2013 and 2012.

The reconciliation of income tax attributable to operations computed at the statutory tax rate to income tax expense, using a 25.0% [2012 – 25.0%; 2011 – 26.5%] statutory tax rate is as follows (in thousands):

	2013	2012	2011
	$	$	$
Income tax recovery at statutory rates	(1,500)	(1,318)	(1,423)
Tax expense of other tax jurisdictions	41	-	-
Expenses not deductible for tax purposes	691	247	(205)
Non-capital losses for which no benefit has been recognized	755	1,082	1,580
Other temporary differences for which no benefit has been recognized	54	(11)	48
Total income tax expense	41	-	-

The reconciliation of the unrecognized tax benefits of uncertain tax positions is as follows (in thousands):

$
Balance at December 31, 2011	44
Balance at December 31, 2012	44
Additions based on tax positions related to the current year	-
Balance at December 31, 2013	44

As of December 31, 2013, unrecognized benefits of approximately $44,000, if recognized, would affect the Company’s effective tax rate, and would reduce the Company’s deferred tax assets. Interest and penalties related to the unrecognized tax benefits that are accrued in the Company’s balance sheets as at December 31, 2013 were $24,000.

The Company is subject to taxes in Canada, the United States of America, and China. The tax years which remain subject to examination as of December 31, 2013 for Canada include 2007 to 2013. The tax years which remain subject to examination as of December 31, 2013 for the United States of America include 2013 and the tax years which remain subject to examination as of December 31, 2013 for China include 2013.

14. COMMITMENTS

[a]     License agreements

RESPONSE BIOMEDICAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

[i]     The Company entered into a non-exclusive license agreement, effective July 2005, as amended June 2008, to use and sublicense certain technology (“Technology”) for one of the Company’s cardiac tests. In consideration for these rights, the Company paid a non-refundable license issuance fee of $2.0 million in the first two years after execution of the agreement and is required to pay quarterly royalties on the sale of products that incorporate the Technology. For the year ended December 31, 2013, the Company incurred an expense of $616,000 [2012 - $634,000; 2011 - $450,000] for royalties.

[ii]     The Company entered into a non-exclusive license and supply agreement, effective June 30, 2009 to purchase certain proprietary materials and use related intellectual property to manufacture, sell and have sold lateral flow immunoassay products. In consideration for these rights, the Company is to pay a non-refundable, non-creditable license fee, of USD$85,000 in 17 equal quarterly payments of USD$5,000 commencing December 31, 2009. For the year ended December 31, 2013, the Company incurred an expense of $21,000 [2012 - $20,000; 2011 - $20,000] for license fees. In addition, the Company is required to make minimum annual purchases of material under this agreement that are included in note 14[d].

All royalty and license fees incurred are included in cost of sales.

[b]     Supply agreement

The Company entered into a supply agreement, effective September 2003 for certain reagents for the Company’s RAMP® West Nile Virus Test. In addition to paying for the reagent purchased, the Company is required to pay the supplier semi-annual royalties equal to 10% of net revenue generated from the sale of the Company’s RAMP® West Nile Virus Test. The initial term of the agreement was three years from the effective date and is automatically renewed for successive periods of one year until either party terminates the agreement. For the year ended December 31, 2013, the Company incurred an expense of $56,000 [2012 - $42,000; 2011 - $45,000] for royalties to the supplier. These royalties are included in cost of sales.

[c]     Lease agreements

[i]     The Company entered into a long-term agreement to lease a single tenant 46,000 square foot facility to house all of the Company’s operations beginning March 2008. Rent is payable from February 1, 2008 to January 31, 2023. The Company is required to pay the landlord total gross monthly payments of approximately $171,000, which is comprised of base rent, administrative and management fees, estimated property taxes and repayments of the repayable leasehold improvement allowance [note 10[iii]].

[ii]    The Company entered into a lease agreement for office space for its Representative Office in China. Rent is payable from November 18, 2012 to September 17, 2014. The Company is required to pay the landlord total gross monthly payments of approximately $5,000, which is comprised of base rent and management fees.

[ii]    The Company has entered into operating leases for administrative equipment.

[iii]   The minimum annual cost of lease commitments is estimated as follows (in thousands):

	Premise	Equipment	Total
December 31,	$	$	$
2014	2,100	20	2,120
2015	2,074	19	2,093
2016	2,100	10	2,110
2017	2,127	1	2,128
2018	2,155	-	2,155
Thereafter	9,101	-	9,101
	19,657	50	19,707

RESPONSE BIOMEDICAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2013 $807,000 [2012 - $779,000; 2011 - $745,000] was incurred for expenses related to base rent, administrative and management fees and estimated property taxes offset by amortization of both the rent-free inducement [note 10[i]] and non-repayable leasehold improvement allowance [note 10[ii]]. These expenses are allocated to cost of sales, research and development, general and administrative, and sales and marketing expenses.

[d] Purchase Commitments

As at December 31, 2013, the Company has outstanding purchase commitments to purchase inventory, equipment, and other services. The purchase commitments are summarized as follows (in thousands):

December 31,
2014	684
2015	84
2016	122
2017	161
2018	179
Thereafter	137
1,367

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

Customers that represent a concentration risk are those whose outstanding receivable is 10% or greater than the total balance or those customers who represent 10% or greater of our total revenue. Refer to note 6 for a discussion of concentration risk in relation to outstanding receivables. For the year ended December 31, 2013, $5.8 million (50%) in product sales was generated from two customers of whom one customer represents $4.2 million (36%) [2012 - $7.7 million (66%) from two customers; 2011 - $5.0 (55%) from two customers].

RESPONSE BIOMEDICAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Product sales by customer location were as follows (in thousands):

Years ended December 31,	2013	2012	2011
	$	$	$
China	7,153	7,748	5,281
United States	1,670	1,124	1,551
Asia (excluding China)	807	824	795
Europe	1,121	1,081	655
Canada	35	30	59
Other	745	943	683
Total	11,531	11,750	9,024

Product sales by type of product were as follows (in thousands):

Years ended December 31,	2013	2012	2011
	$	$	$
Cardiovascular	10,056	10,798	7,296
Infectious Diseases	450	173	587
Biodefense products	403	317	659
West Nile Virus (Environmental)	622	462	482
Total	11,531	11,750	9,024

16. CONTINGENCIES

In 2009, the Company sold approximately $1.0 million of RAMP® 200 readers and accessories to Roche Diagnostics. On September 2, 2011, the Company received notification from Roche Diagnostics that they had terminated, effective September 30, 2011, the sales and distribution agreement between Roche Diagnostics and the Company dated September 25, 2008. Roche Diagnostics terminated the agreement because the Company had not obtained the necessary approvals from the U.S. Food and Drug Administration (FDA) to permit Roche Diagnostics to market certain of the Company’s cardiovascular tests for use in point of care settings in the United States using the RAMP® 200 Reader. On November 1, 2012, Roche Diagnostics advised the Company that they believe the Company has an obligation to repurchase the unsold products remaining in Roche Diagnostics’ inventory.  The Company believed Roche Diagnostics’ claim does not have legal merit and no provision was recognized. In November, 2013, the Company entered into an agreement to purchase the remaining reader and reader accessory inventory at an amount less than the original selling price. As part of this agreement, both the Company and Roche release each other from any claims related to the sales and distribution agreement.

17. SUBSEQUENT EVENTS

On February 11, 2014, the Company announced that it had secured a US $2.5 million term loan from SVB. Under the terms of the loan agreement, the total proceeds of US $2.5 million will be made available in tranches of US$1.5 million upon closing and the remaining US$1.0 million at the discretion of the Company at any time prior to September 30, 2014 if certain revenue targets are met by July 31, 2014 and the Company remains in compliance with the terms of the Loan Agreement. The loan matures on May 1, 2017 and bears an interest rate of Wall Street Journal Prime Rate plus 2.5% annually. Interest only payments will be made until October 1, 2014 at which time, 32 equal monthly installments of principal plus accrued interest will be made through to maturity. Response has provided SVB with 52,796 warrants with an exercise price of $1.831 per warrant and a term of 10 years. The loan will be secured by substantially all of the assets of the Company and includes financial covenants related to certain revenue and liquidity targets.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in or disagreements on any matters of accounting principles or financial statement disclosure between us and our independent registered public accountants.

ITEM 9A.     CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this 2012 Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2013 at the reasonable assurance level.

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

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit Number	Exhibit Description	Incorporated by Reference
3.1	Certificate of Incorporation dated August 20, 1980	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 20-F for the year ended December 31, 2004, as filed on May 2, 2005.

3.2	Company Act Name Change dated October 15, 1991	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 10-K for the year ended December 31, 2011 as filed on March 29, 2012.

3.3	Articles of the Company dated April 10, 1997	Previously filed as an exhibit to, and incorporated herein by reference from, our Registration Statement on Form 20-F filed on February 4, 2004.

4.1	Escrow Agreement dated July 29, 2004	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 20-F for the year ended December 31, 2004, as filed on May 2, 2005.

10.1	Alexandria New Facility Lease Agreement dated April 24, 2007	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 20F for the year ended December 31, 2008 as filed on March 31, 2009.

10.2	Alexandria – First Amendment to Lease Agreement dated May 18, 2007	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 20F for the year ended December 31, 2008 as filed on March 31, 2009.

10.3	Creation Technologies Supply Agreement dated August 19, 2005	Previously filed as an exhibit to, and incorporated herein by reference from, our Report on Form 6-K filed on April 2, 2008.

10.4	Roche License Agreement – NT-proBNP dated July 22, 2005*	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 20F for the year ended December 31, 2008 as filed on March 31, 2009.

10.5	Roche License Agreement –Amendment 2 concluded July 26, 2005 – dated June 24, 2008*	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 20F for the year ended December 31, 2008 as filed on March 31, 2009.

10.6	Shionogi Supply Agreement dated May 12, 2006	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 20F for the year ended December 31, 2008 as filed on March 31, 2009.

Exhibit Number	Exhibit Description	Incorporated by Reference
10.7	Shionogi Supply Agreement – Amendment 1 dated July 11, 2008	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 20F for the year ended December 31, 2008 as filed on March 31, 2009.

10.8#	Short Term Incentive Plan dated March 18, 2008	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 20F for the year ended December 31, 2008 as filed on March 31, 2009.

10.9#	2008 Stock Option Plan	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 20F for the year ended December 31, 2008 as filed on March 31, 2009.

10.10	Irrevocable Commercial Letter of Credit dated May 1, 2007	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 20F for the year ended December 31, 2008 as filed on March 31, 2009.

10.11#	Form of Indemnification Agreement between Response Biomedical Corp. and applicable officers	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 20F for the year ended December 31, 2008 as filed on March 31, 2009.

10.12	Distribution Agreement with O&D Biotech Co., Ltd. China dated February 21, 2011*	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 10K for the year ended December 31, 2012 as filed on March 28, 2012.

10.13	Note Purchase Agreement dated November 22, 2011	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 10K for the year ended December 31, 2012 as filed on March 28, 2012.

10.14	Standby Purchase Agreement dated November 28, 2011	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 10K for the year ended December 31, 2012 as filed on March 28, 2012.

10.15#	Consulting Agreement	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 10K for the year ended December 31, 2012 as filed on March 28, 2012.

10.16#	Management Consulting Agreement with Jeffrey L. Purvin	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8K as filed on June 29, 2012.

10.17#	Employment Agreement with Jeffrey L. Purvin	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8K as filed on July 27, 2012.

10.18#	Employment Agreement with Timothy P. Shannon	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8K as filed on July 27, 2012.

10.19#	Employment Agreement with William J. Adams	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8K as filed on August 10, 2012.

Exhibit Number	Exhibit Description	Incorporated by Reference
10.20	Amended and Restated 2008 Stock Option Plan	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8K as filed on June 20, 2013.

10.21	Restricted Share Unit Plan	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8K as filed on June 20, 2013.

10.22	Non-Employee Directors Deferred Share Unit Plan	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8K as filed on June 20, 2013.

10.23	Separation Agreement and Mutual Release, dated July 26, 2013, by and between Response Biomedical Corp. and Patricia Massitti	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8K as filed on July 26, 2013.

10.24	Agency Agreement, dated September 26, 2013	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8K as filed on September 26, 2013.

10.25	Subscription Agreement for Subscription Receipts, dated September 24, 2013	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8K as filed on September 26, 2013.

10.24	Subscription Receipt Agreement, dated September 26, 2013	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8K as filed on September 26, 2013.

10.25	Loan Agreement, dated as of February 11, 2014, by and between Silicon Valley Bank and Response Biomedical Corp.	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8K as filed on February 13, 2014.

10.26	Security Agreement, dated as of February 11, 2014, by and between Silicon Valley Bank and Response Biomedical Corp.	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8K as filed on February 13, 2014.

14	Company’s Code of Ethics	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 10K for the year ended December 31, 2012 as filed on March 28, 2012.

21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP

23.2	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP

24	Power of Attorney (included on signature page)

31.1	CEO's Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934

31.2	CFO's Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934

Exhibit Number	Exhibit Description	Incorporated by Reference
32.1	CEO's Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350

32.2	CFO's Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350

101

The following materials from Response Biomedical Corp.'s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) audited Consolidated Statements of Loss and Comprehensive Loss for the years ended December 31, 2013, 2012 and 2011, (ii) audited Consolidated Balance Sheets as of December 31, 2013 and 2012, (iii) audited Consolidated Statements of Shareholders’ Equity/Deficit (iv) audited Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and (v) audited Notes to Consolidated Financial Statements

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

Dated: March 14, 2014	Response Biomedical Corp.

	By:	/s/Jeffrey L. Purvin
Jeffrey L. Purvin
Chief Executive Officer

Dated: March 14, 2014	By:	/s/William J. Adams
William J. Adams
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 14, 2014	By:	/s/Dr. Peter A. Thompson
Dr. Peter A. Thompson
Chairman of Board of Directors

Dated: March 14, 2014	By:	/s/Dr. Anthony F. Holler
Dr. Anthony F. Holler
Director

Dated: March 14, 2014	By:	/s/Dr. Joseph D. Keegan
Dr. Joseph D. Keegan
Director

Dated: March 14, 2014	By:	/s/Clinton H. Severson
Clinton H. Severson
Director

Dated: March 14, 2014	By:	/s/Lewis J. Shuster
Lewis J. Shuster
Director

Dated: March 14, 2014	By:	/s/Dr. David Wang
Dr. David Wang
Director

Dated: March 14, 2014	By:	/s/Jonathan Wang
Jonathan Wang
Director