Form 10-Q
period 2014-03-31
RESPONSE BIOMEDICAL CORP
filed 2014-05-14
CIK 806888

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2014

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 000-50571

 RESPONSE BIOMEDIAL CORP.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,943,175 as of May 1, 2014.

I

 RESPONSE BIOMEDIAL CORP.

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

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(EXPRESSED IN THOUSANDS OF CANADIAN DOLLARS, EXCEPT SHARE DATA)

AS OF MARCH 31, 2014 AND DECEMBER 31, 2013 AND FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2014 AND 2013.

 RESPONSE BIOMEDICAL CORP.

 CONSOLIDATED BALANCE SHEETS

[SEE NOTE 2 - BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTY]

(UNAUDITED)

(IN THOUSANDS OF CANADIAN DOLLARS)

	March 31, 2014	December 31, 2013
ASSETS	$	$
Current
Cash and cash equivalents	4,049	2,958
Trade receivables, net	403	875
Other receivables	50	112
Inventories [note 5]	2,364	2,250
Prepaid expenses and other	172	123
Deferred financing costs - current portion	100	73
Total current assets	7,138	6,391
Long-term prepaid expenses	93	93
Restricted deposits [note 8]	901	901
Property, plant and equipment	6,659	6,819
Deferred financing costs	92	-
Total assets	14,883	14,204

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current
Accounts payable and accrued liabilities [note 6]	2,959	2,727
Long-term debt - current portion [note 7]	257	-
Lease inducements - current portion [note 8]	170	170
Repayable leasehold improvement allowance - current portion [note 8]	425	413
Deferred revenue - current portion	171	62
Warrant liability [notes 4 and 9]	5,412	5,251
Total current liabilities	9,394	8,623
Long term debt [note 7]	1,333	-
Lease inducements [note 8]	1,323	1,366
Repayable leasehold improvement allowance [note 8]	5,559	5,669
Deferred revenue	23	28
	17,632	15,686
Commitments [note 10]
Shareholders' deficit
Common shares [note 9]	102,081	101,945
Additional paid-in capital [note 9]	14,862	14,742
Deficit	(119,692)	(118,169)
Total shareholders' deficit	(2,749)	(1,482)
	14,883	14,204

See accompanying notes

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(UNAUDITED)

(IN THOUSANDS OF CANADIAN DOLLARS, EXCEPT SHARE DATA)

Three Months Ended March 31,	2014	2013
	$	$
REVENUE
Product sales [note 11]	2,559	3,561
Cost of sales [notes 5, 9, and 10]	1,440	1,965
Gross profit on product sales	1,119	1,596

EXPENSES [notes 9 and 10]
Research and development	811	555
General and administrative	811	825
Sales and marketing	646	484
Total operating expenses	2,268	1,864

OTHER EXPENSES (INCOME)
Interest expense and amortization of deferred financing costs and debt discount [notes 7 and 8]	197	177
Interest income	(5)	(4)
Other income	-	(58)
Income tax expense	17	-
Foreign exchange loss	4	6
Unrealized loss on revaluation of warrant liability [note 4]	161	9,575
Total other expenses	374	9,696
Net loss and comprehensive loss for the period	(1,523)	(9,964)

Loss per common share - basic and diluted [note 9]	(0.19)	(1.53)

Weighted average number of common shares outstanding - basic and diluted [note 8]	7,880,542	6,499,380

See accompanying notes

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY/ (DEFICIT)

(UNAUDITED)

(IN THOUSANDS OF CANADIAN DOLLARS, EXCEPT SHARE DATA)

	Common Stock Issued and Outstanding		Additional paid in capital	Deficit	Total Shareholders' Equity/(Deficit)
	# of shares	$	$	$	$
Balance at December 31, 2012	6,455,206	99,289	13,203	(112,171)	321
Net loss	-	-	-	(5,998)	(5,998)
Private placement, net of issue costs	1,273,117	2,055	695	-	2,750
Net shares issued upon exercise of warrants	122,458	562	-	-	562
Net shares issued upon conversion of restricted share units	20,144	39	(39)	-	-
Stock-based compensation expense	-	-	660	-	660
Restricted share units	-	-	223	-	223
Balance at December 31, 2013	7,870,925	101,945	14,742	(118,169)	(1,482)
Net loss	-	-	-	(1,523)	(1,523)
Net shares issued upon conversion of restricted share units	72,250	136	(136)	-	-
Warrants issued	-	-	73	-	73
Stock-based compensation expense	-	-	151	-	151
Restricted share units	-	-	32	-	32
Balance at March 31, 2014	7,943,175	102,081	14,862	(119,692)	(2,749)

See accompanying notes

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS OF CANADIAN DOLLARS)

Three Months Ended March 31,	2014	2013
OPERATING ACTIVITIES	$	$
Net loss for the period	(1,523)	(9,964)
Add (deduct) items not involving cash:
Depreciation of property, plant and equipment	243	275
Amortization of deferred lease inducements	(43)	(43)
Amortization of deferred financing costs	13	-
Amortization of discount on debt	5	-
Stock-based compensation	151	135
Unrealized loss on revaluation of warrant liability	161	9,575
Other non-cash items	(2)	-
Changes in non-cash working capital:
Trade receivables	472	(318)
Other receivables	62	(111)
Inventories	(114)	(73)
Prepaid expenses and other	(49)	(45)
Accounts payable and accrued liabilities	248	666
Deferred revenue	104	29
Cash generated from (used in) operating activities	(272)	126

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(94)	(35)
Cash used in investing activities	(94)	(35)

FINANCING ACTIVITIES
Repayment of repayable leasehold improvement allowance	(99)	(89)
Proceeds from debt	1,661	-
Debt financing cost	(105)	-
Cash provided by (used in) financing activities	1,457	(89)

Increase in cash during the period	1,091	2
Cash and cash equivalents, beginning of period	2,958	2,080
Cash and cash equivalents, end of period	4,049	2,082

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

2. BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTY

These unaudited interim consolidated financial statements have been prepared by management in Canadian dollars in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying unaudited consolidated financial statements reflect, in the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The accompanying consolidated balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year then ended. The consolidated financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2013 and filed with the United States Securities and Exchange Commission (“SEC”) on March 17, 2014.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business.

During the quarter ended March 31, 2014, the Company has incurred a net loss of $1.5 million and negative cash flows from operations of $272,000. As of March 31, 2014, the Company had a cash balance of $4.0 million, an accumulated deficit of $119.7 million, a shareholders’ deficit of $2.7 million, and a negative working capital balance of $2.3 million. In addition, the Company has various operating leases and purchase commitments for inventory (refer to note 10). Included in current liabilities is a warrant liability in the amount of $5.4 million that is required to be measured at fair value and is presented as a current liability in accordance with Accounting Standards Codification Topic 815 – Derivatives and Hedging (“ASC 815”). Each warrant may only be exercised on a net cashless exercise basis and no warrant may be exercised at a time when the exercise price equals or exceeds the current market price meaning the potential settlement of any warrant does not require any cash disbursement. Without taking into account the warrant liability mentioned above, current assets exceed current liabilities by $3.2 million.

The ability of the Company to continue as a going concern is uncertain and dependent on the Company’s ability to obtain additional financing and/or achieve cash flow positive operations. Management has, thus far, financed the operations through a series of equity and debt financings. On February 11, 2014, the Company announced that it had secured a US $2.5 million term loan from Silicon Valley Bank (“SVB”). Refer to note 7 for the significant terms of the loan.

Management believes that, with the Private Placement completed in 2013 (note 9[b]) and term loan noted above, based on the current level of operations, and excluding out of the ordinary cash management measures, the Company’s cash and cash equivalents balances, including cash generated from operations, will be sufficient to meet the anticipated cash requirements through the next twelve months. However, due to the requirements of the Company to meet financial covenants related to revenue and liquidity, under the terms of the term loan (refer to note 7), and the Company’s history of losses, there is substantial doubt over the Company’s ability to continue as a going concern as it is dependent on meeting the financial covenants and ultimately achieving profitable operations, the outcome of which cannot be predicted at this time. The consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. Such adjustments could be material.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued an update that provides guidance on the balance sheet presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists as of the reporting date. The update is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. The Company adopted this guidance effective January 1, 2014. . The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

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

For certain of the Company’s financial instruments, including cash and cash equivalents, trade receivables, other receivables, and accounts payable and accrued liabilities the carrying amounts approximate fair values due to their short-term nature. The carrying value of the restricted deposits approximates its fair value due to the nature of the cash deposit. The fair value of the long term debt approximates its carrying value as the term loan with SVB was secured during the first quarter and therefore, approximates the current market rate for the term loan. The fair value of the repayable leasehold improvement allowance approximates its carrying value as the fixed interest rate of 11% is considered to approximate the current market rate.

The fair value hierarchy level at which a financial instrument is categorized is determined on the basis of the lowest level input that is significant to the fair value measurement (in thousands):

Financial Instrument carried at fair value as of March 31, 2014

	Level 1	Level 2	Level 3	Total
Liabilities	$	$	$	$
Warrant Liability	-	-	5,412	5,412

As of March 31, 2014, the warrant liability is recorded at its fair value of $5.4 million. The Company reassesses the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, contractual term of the warrant, and risk-free interest rate (refer to note 9[g]). The computation of expected volatility was based on the historical volatility of the Company’s stock. A small change in the estimates used in the Black-Scholes pricing model may have a relatively large change in the estimated valuation of the common stock warrants.

The following table presents the changes in fair value of the Company’s total Level 3 financial liabilities for the three month period ended March 31, 2014 (in thousands):

	Balance at December 31, 2013	Unrealized loss	Exercise of Warrants	Balance at March 31, 2014
Warrant Liability	$5,251	$161	$-	$5,412

Quantitative information about unobservable inputs used in Level 3 fair value measurements is presented below:

	Valuation Technique	Unobservable Input	As at March 31, 2014	As at December 31, 2013
Warrant Liability	Option Model	Stock Price Volatility	139%	140%

A 5% increase or decrease in stock price volatility would result cause an approximate corresponding $120,000 increase or decrease to the Warrant Liability ($100,000 – December 31, 2013).

5. INVENTORIES

Inventories are comprised of the following (in thousands):

	March 31, 2014	December 31, 2013
	$	$
Raw materials	1,110	1,155
Work in progress	498	198
Finished goods	756	897
	2,364	2,250

The carrying value of inventory as of March 31, 2014 also includes a provision for expired, obsolete and damaged inventory in the amount of $105,000 [December 31, 2013 - $60,000]. For the three month period ended March 31, 2014, inventory write-down and obsolescence charges were $64,000 [2013 - $25,000].

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities comprise (in thousands):

	March 31, 2014	December 31, 2013
	$	$
Trade accounts payable	1,150	1,232
Employee related accounts payable and accrued liabilities	1,049	913
Royalties	139	172
Other accrued liabilities	621	410
	2,959	2,727

Accounts payable and accrued liabilities include $69,000 of debt financing costs and $2,000 of additions to property, plant, and equipment as at March 31, 2014. These amounts have been excluded from cash provided by (used in) financing activities and cash used in investing activities respectively on the consolidated statements of cash flows for the three months ended March 31, 2014 as the cash had not been disbursed as of that date. Consequently, both amounts have been excluded from cash generated from (used in) operating activities.

7. LONG TERM DEBT

On February 11, 2014, the Company entered into a loan and security agreement with Silicon Valley Bank (“SVB”) providing for a US $2.5 million term loan. The loan is secured by substantially all of the assets of the Company and includes financial covenants related to certain revenue and liquidity targets. Under the terms of the loan agreement, the total proceeds of US $2.5 million will be made available in tranches of US$1.5 million upon closing and the remaining US$1.0 million at the discretion of the Company at any time prior to September 30, 2014 if certain revenue targets are met by July 31, 2014 and the Company remains in compliance with the terms of the loan agreement. The loan matures on May 1, 2017 and bears an interest rate of Wall Street Journal Prime Rate plus 2.5% annually. Interest only payments will be made until October 1, 2014 at which time, 32 equal monthly installments of principal plus accrued interest will be made through to maturity. The loan contains a voluntary prepayment option whereby the principal amount can be prepaid in whole, or in part, for a fixed fee if a prepayment is made on or before February 10, 2016. Response has provided SVB with 52,796 warrants with an exercise price of $1.831 per warrant and a term of 10 years. These warrants were measured at their fair market value using the Black-Scholes model on the date of the grant using the following assumptions: Risk free interest rate: 2.04%; Expected dividend yield: 0.0%; Expected life (in years): 10.0 years; Expected volatility: 110%. The estimated fair value of the warrants was $73,000 and was recorded as a debt discount which will be amortized into income over the term of the loan using the effective interest method. In addition, there were $201,000 of fees related to the term loan which are also being amortized over the term of the loan using the effective interest method. Amortization of the debt discount of $5,000 (2013 - nil) and amortization of the deferred financing costs of $13,000 (2013 - nil) are included in interest expense and amortization of deferred financing costs and debt discount on the consolidated statements of loss and comprehensive loss.

Long term debt is comprised of the following amounts (in thousands):

	March 31, 2014	December 31, 2013
	$	$
Current portion of long-term debt	292	-
Current portion of unamortized debt discount	(35)	-
Current portion of long-term debt, net debt discount	257	-

Long-term portion of long-term debt	1,366	-
Long-term portion of unamortized debt discount	(33)	-
Long-term of long-term debt, net debt discount	1,333	-
Total	1,590	-

8. LEASE INDUCEMENTS

Lease agreements entered into by the Company for its offices provides for lease inducements to be provided by the landlord to the Company which are summarized as follows (in thousands):

	March 31, 2014	December 31, 2013
	$	$
Current Portion
Rent-free inducement [i]	55	55
Non-repayable leasehold improvement allowance [ii]	115	115
	170	170
Repayable leasehold improvement allowance [iii]	425	413
Total Current Portion	595	583

Long-Term Portion
Rent-free inducement [i]	425	439
Non-repayable leasehold improvement allowance [ii]	898	927
	1,323	1,366
Repayable leasehold improvement allowance [iii]	5,559	5,669
Total Long-Term Portion	6,882	7,035
Total	7,477	7,618

The lease inducements disclosed on the consolidated balance sheets as a result of these benefits is comprised of the following:

[i]      In 2007, the Company entered into a long-term facility lease agreement that included an eight and one half month rent-free period from May 17, 2007 to February 1, 2008. The lease inducement benefit arising from the rent-free period is being amortized on a straight-line basis over the term of the operating lease as a reduction to rental expense. Amortization expense for the three month period ended March 31, 2014 amounted to $14,000 [2013 - $14,000].

[ii]      The Company received a non-repayable allowance for an amount of $1.7 million for expenditures related to general upgrades to the facility. The lease inducement benefit arising from the non-repayable leasehold improvement allowance is being amortized on a straight-line basis over the balance of the term of the lease beginning April 1, 2008 as a reduction to rental expense. Amortization expense for the three month period ended March 31, 2014 amounted to $29,000 [2013 - $29,000].

[iii]     The Company received a repayable leasehold improvement for an amount of $7.8 million used for additional improvements to the facility. This lease inducement is being repaid over the term of the operating lease commencing February 1, 2008 at approximately $89,000 per month including interest calculated at an interest rate negotiated between the Company and the landlord. Principal repayments for the three month period ended March 31, 2014 amounted to $89,000 [2013 - $89,000]. Interest payments for the three month period ended March 31, 2014 amounted to $176,000 [2013 - $177,000].

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

[b]      Issued

2013 Private Placement

On November 7, 2013 the Company’s shareholders approved a brokered and non-brokered private placement of 1,273,117 subscription receipts (the “Subscription Receipts”) at a price of $2.45 for aggregate gross proceeds of $3.1 million. Each Subscription Receipt automatically entitles the holder to receive one unit. Each unit consists of one common share and one-half of one warrant to purchase one common share. Each whole warrant has a term of 36 months and an exercise price of $3.58.

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

Of the 1,588,635 stock options authorized for grant under the 2008 Plan as at March 31, 2014, 101,331 stock options are available for grant.

The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model based on the assumptions noted in the following table:

Three months ended March 31,	2014	2013
Risk-free interest rates	2.06%	1.71%
Expected dividend yield	0%	0%
Expected life (in years)	5.8	5.7
Expected volatility	126%	123%
Fair value per stock option	$1.31	$2.69

The expected volatility reflects the assumption that the historical volatility of common stock of the Company over a period similar to the expected life of the options is indicative of future trends. The Company estimates the risk-free interest rate using the Bank of Canada bond yield with a remaining term equal to the expected life of the option. The Company uses the simplified method for estimating the stock option term for stock option grants during the three month period ended March 31, 2014 as the Company has determined that the stock options are “plain vanilla” and historical share option exercises do not apply as the vesting term and contractual lives have significantly changed from those stock options exercised previously.

At March 31, 2014, the following stock options were outstanding:

Range of exercise price			Number of shares under option	Weighted average remaining contractual life	Weighted average exercise price	Number of options currently exercisable	Weighted average exercise price
$			#	(years)	$	#	$
1.02	-	1.60	875,540	9.06	1.51	223,267	1.51
		2.20	421,942	8.01	2.20	354,619	2.20
3.00	-	3.10	186,700	8.97	3.10	149,463	3.10
6.80	-	8.20	2,036	1.85	7.75	958	7.96
		23.00	1,086	0.70	23.00	1,086	23.00
1.02	-	23.00	1,487,304	8.74	1.93	729,393	2.21

The options expire at various dates from December 10, 2014 to March 19, 2024.

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of optioned common shares	Weighted average exercise price
	#	$
Balance, December 31, 2013	1,130,628	2.08
Options granted	362,350	1.49
Options forfeited	(5,674)	3.46
Options expired	-	-
Balance, March 31, 2014	1,487,304	1.93

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

	Number of RSUs	Weighted average exercise price
	#	$
Balance, December 31, 2013	98,325	1.88
RSUs granted	22,550	1.43
RSUs converted to common shares	(72,280)	(1.88)
Balance, March 31, 2014	48,595	1.66

The restricted share units that were granted during the three month period ended March 31, 2014 were to settle a director compensation liability that was recorded in accounts payable and accrued liabilities. The $32,000 liability has been excluded from the change in accounts payable and accrued liabilities on the consolidated statement of cash flows.

Of the 198,579 RSUs authorized for grant under the RSU Plan as at March 31, 2014, 149,984 RSUs are available for grant.

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

Of the 198,579 DSUs authorized for grant under the DSU Plan as at March 31, 2014, all are available for grant.

[f] Stock-based compensation

The following table shows stock-based compensation allocated by type of cost (in thousands):

Three months ended March 31,	2014	2013
	$	$
Cost of sales	9	5
Research and development	12	9
General and administrative	119	114
Sales and marketing	11	7
	151	135

As of March 31, 2014, the total unrecognized compensation related to stock options granted amounts to $1.0 million, which is expected to be recognized over a weighted average service period of 1.74 years.

[g] Common share purchase warrants

At March 31, 2014, there were 86,810,786 warrants outstanding to purchase shares of common stock, with expiry dates ranging from November 7, 2015 to February 11, 2024. Of the total 86,810,786 warrants outstanding, 86,103,744 warrants (the warrants related to the 2011 financing) entitle the holder thereof to purchase 1/20th of a common share of the Company at a price of $1.492 per whole common share; 636,557 warrants (the private placement warrants) entitle the holder thereof to purchase one common share of the Company at a price of $3.58 per common share; 17,689 warrants (the agent warrants) entitle the holder thereof to purchase one common share of the Company at a price of $2.45 per common share; and 52,796 warrants (the Silicon Valley Bank warrants) entitle the holder thereof to purchase one common share of the Company at a price of $1.831 per common share.

Common share purchase warrant transactions and the number of warrants outstanding are summarized below:

	Number of warrants	Weighted average exercise price
	#	$
Balance, December 31, 2013	86,757,990	0.1008
Issued	52,796	1.8310
Balance, March 31, 2014	86,810,786	0.1019

The estimated fair value of the warrants related to the 2011 financing is reassessed at each balance sheet date using the Black-Scholes option pricing model. The following assumptions were used to value the warrants on the following balance sheet dates:

As at March 31,	2014	2013
Risk-free interest rates	1.07%	1.10%
Expected dividend yield	0%	0%
Expected life (in years)	2.75	3
Expected volatility	139%	140%
Fair value of warrant	$0.0629	$0.0610

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

86,810,786 warrants, 1,487,304 stock options and 48,595 restricted share units have been excluded from the computation of diluted earnings per share for the three month period ended March 31, 2014 as the Company has incurred a net loss for the period and their inclusion would be anti-dilutive to the loss per share (2013 - 86,665,456 warrants and 1,173,262 stock options were excluded).

10. COMMITMENTS

[a]      License agreements

[i]     The Company entered into a non-exclusive license agreement, effective July 2005, as amended June 2008, to use and sublicense certain technology (“Technology”) for one of the Company’s cardiac tests. In consideration for these rights, the Company paid a non-refundable license issuance fee of $2,000,000 in the first two years after execution of the agreement and is required to pay quarterly royalties on the sale of products that incorporate the Technology. For the three month period ended March 31, 2014, the Company incurred an expense of $117,000 [2013 - $195,000] for royalties.

[ii]     The Company entered into a non-exclusive license and supply agreement, effective June 30, 2009, to purchase certain proprietary materials and use related intellectual property to manufacture, sell and have sold lateral flow immunoassay products. In consideration for these rights, the Company is to pay a non-refundable, non-creditable license fee, of USD$85,000 in 17 equal quarterly payments of USD$5,000 commencing December 31, 2009. The required payments were made by December 31, 2013 and therefore, no expense was incurred during the three month period ended March 31, 2014 [2013 - $5,000]. In addition, the company is required to make minimum annual purchases of material under this agreement that are included in note 10[d].

All royalty and license fees incurred are included in cost of sales.

[b]     Supply agreement

The Company entered into a supply agreement, effective September 2003 for certain reagents for the Company’s RAMP® West Nile Virus Test. In addition to paying for the reagent purchased, the Company is required to pay the supplier semi-annual royalties equal to 10% of net revenue generated from the sale of the Company’s RAMP® West Nile Virus Test. The initial term of the agreement was three years from the effective date and is automatically renewed for successive periods of one year until either party terminates the agreement. For the three period ended March 31, 2014, the Company did not incur any expenses [2013 - $13,000] for royalties to the supplier. These royalties are included in cost of sales.

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

For the three month period ended March 31, 2014, $203,000 [2013 - $199,000] was incurred for expenses related to base rent, administrative and management fees, estimated property taxes offset by amortization of both the rent-free inducement [note 8[i]] and non-repayable leasehold improvement allowance [note 8[ii]]. These expenses are allocated to cost of sales, research and development, general and administrative, and sales and marketing expenses.

[d]     Purchase commitments

As at March 31, 2014, the Company has outstanding purchase commitments of $1.6 million to purchase inventory over the next six years of which $902,000 will be completed during the remaining nine months of 2014.

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

Customers that represent a concentration risk are those customers who represent 10% or greater of our total revenue. For the three month period ended March 31, 2014, $1.9 million (74%) in product sales was generated from three customers [2013 - $2.5 million (71%) from three customers]. For the three month period ended March 31, 2014, $1.0 million (40%) in product sales was generated from one customer [2013 - $1.5 million (41%) from one customer].

Product sales by customer location were as follows (in thousands):

Three months ended March 31,	2014	2013
	$	$
China	1,525	2,111
United States	210	777
Asia (excluding China)	155	158
Europe	428	319
Canada	4	8
Other	237	188
Total	2,559	3,561

Product sales by type of product were as follows (in thousands):

Three months ended March 31,	2014	2013
	$	$
Cardiovascular	2,438	2,846
Infectious Diseases	69	455
Biodefense products	44	125
West Nile Virus (Environmental)	8	135
Total	2,559	3,561

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes. Unless otherwise specified, all dollar amounts are in Canadian dollars.

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

During the three months ended March 31, 2014, we have incurred a net loss of $1.5 million and negative cash flows from operations of $327,000. As of March 31, 2014, we have a cash balance of $4.0 million, an accumulated deficit of $119.7 million, a shareholders’ deficit of $2.7 million, and a negative working capital balance of $2.3 million. In addition, we have various operating leases, debt repayments and purchase commitments for inventory. Included in current liabilities is a warrant liability in the amount of $5.4 million that is required to be measured at fair value and is presented as a current liability in accordance with GAAP. Each warrant may only be exercised on a net cashless exercise basis meaning the potential settlement of any warrant does not require any cash disbursement by the holder of the warrant. Without taking into account the warrant liability mentioned above, current assets exceed current liabilities by $3.2 million.

Our ability to continue as a going concern is uncertain and dependent on our ability to obtain additional financing and/or achieve profitable growth. Management has, thus far, financed the operations through a series of equity and debt financings. On February 11, 2014, we entered into a loan and security agreement with Silicon Valley Bank (“SVB”) securing a US $2.5 million term loan. Under the terms of the loan agreement, the total proceeds of US $2.5 million will be made available in tranches of US$1.5 million upon closing and the remaining US$1.0 million at our discretion at any time prior to September 30, 2014 if certain revenue targets are met by July 31, 2014 and we remain in compliance with the terms of the loan and security agreement. We believe that, with the Private Placement completed in the fourth quarter of 2013 and the term loan noted above, based on our current level of operations, our cash and cash equivalents balances, including cash generated from operations, will be sufficient to meet the anticipated cash requirements through the next twelve months. However, due to the requirements to meet financial covenants related to revenue and liquidity as part of the term loan and our history of losses and negative cash flow, there is substantial doubt over our ability to continue as a going concern as it is dependent on meeting those covenants and ultimately achieving profitable operations, the outcome of which cannot be predicted at this time.

RECENT DEVELOPMENTS

●

On January 2, 2014, we announced that the distribution agreement with O&D Biotech Co., Ltd. (“O&D”) expired effective December 31, 2013 and that we were discussing a new agreement with O&D. Ultimately, we were not able to agree on mutually acceptable terms with O&D and we have now transitioned to two new distributors, Beijing Clear Biotech Co., Ltd. and Shanghai Elite Biotech Co., Ltd who’s collective territories encompass all of China.

●

On February 11, 2014, we entered into a loan and security agreement with Silicon Valley Bank securing a US $2.5 million term loan. Under the terms of the loan agreement, the total proceeds of US $2.5 million will be made available in tranches of US$1.5 million at closing and the remaining US$1.0 million at our discretion at any time prior to September 30, 2014 if certain revenue targets are met by July 31, 2014 and we remain in compliance with the terms of the agreement.

RESULTS OF OPERATIONS

For the three month period ended March 31, 2014 and 2013:

REVENUES, COST OF GOODS SOLD AND GROSS MARGIN (IN THOUSANDS)

Revenue

	Three Months Ended March 31,		Change 2013 to 2014
	2014	2013	Increase / (Decrease)	Percent Change
Product Sales	2,559	3,561	(1,002)	(28%)
Cost of Sales	1,440	1,965	(525)	(27%)
Gross profit on product sales	$1,119	$1,596	$(477)	(30%)
Gross margin	43.7%	44.8%

Revenues have decreased 28% or $1.0 million during the three month period ended March 31, 2014 as compared to March 31, 2013. The change in total revenue is due to the following:

●	Cardiovascular sales have decreased 14%, or $0.4 million, primarily due reduced sales in China as a result of the transition to new distribution partners which began in the fourth quarter of 2013; and
●

Infectious disease, West Nile Virus and Biodefense sales have decreased by 83%, or $0.6 million, primarily due to the seasonal increase in the demand for Influenza tests during the first quarter of 2013 based on the severity of the 2012 – 2013 Influenza season in addition to the timing of shipments to our distributors.

Gross Margin

Gross profit on product sales decreased 30%, or $0.5 million, during the three month period ended March 31, 2014 compared to March 31, 2013. The change in total gross profit is primarily due to the 28% decrease in product sales as our gross margin slightly decreased from 44.8% in 2013 to 43.7% in 2014. The relatively small decrease in gross margin, despite the decrease in product sales, was due to an ongoing reduction in unit manufacturing costs achieved through improvements in manufacturing efficiency during the 2013 fiscal year and continuing into the first quarter of 2014 along with a reduction in component material costs as a result of purchasing from more economical suppliers. This reduction in costs was offset by a change in product mix described above in Revenue and an increase in the amount of inventory written off related to scrapped, expired, obsolete or damaged inventory.

OPERATING EXPENSES (IN THOUSANDS)

	Three Months Ended March 31,		Change 2013 to 2014
	2014	2013	Increase / (Decrease)	Percent Change
Research and development	811	555	256	46%
General and administrative	811	825	(14)	(2%)
Sales and marketing	646	484	162	33%
Total Operating Expenses	$2,268	$1,864	$404	22%

Research and Development Expenses

Research and development expenses increased by 46%, or $256,000, during the three month period ended March 31, 2014 in comparison to the same period ended March 31, 2013. The increase is primarily due to an $186,000 increase in professional fees and development costs associated with increased clinical and regulatory work and a $70,000 increase in salaries and wages as a result of the expiration of government funding support in 2013 which funded some of our salaries and wages in the prior year.

General and Administrative Expenses

General and administrative expenses decreased by 2%, or $14,000, during the three month period ended March 31, 2014 in comparison to the same period ended March 31, 2013. The decrease is primarily due to decreased legal and travel expenses.

Sales and Marketing Expenses

Sales and marketing expenses increased by 33%, or $162,000, during the three month period ended March 31, 2014 in comparison to the same period ended March 31, 2013 primarily due to salaries, recruiting, and travel expenses associated with increased staffing and expanded sales and marketing initiatives.

OTHER EXPENSES (INCOME), NET (IN THOUSANDS)

	Three Months Ended March 31,		Change 2013 to 2014
	2014	2013	Increase / (Decrease)	Percent Change
Interest expense and amortization of deferred financing costs and debt discount	197	177	20	11%
Interest income	(5)	(4)	(1)	25%
Other income	-	(58)	58	100%
Income tax expense	17	-	17	100%
Foreign exchange loss	4	6	(2)	(33%)
Unrealized loss on revaluation of warrant liability	161	9,575	(9,414)	(98%)
Total Other Expenses	$374	$9,696	$(9,322)	(96%)

Interest Expense and Amortization of Deferred Financing Costs and Debt Discount

Interest expenses and amortization of deferred financing costs and debt discount increased by 11%, or $20,000, during the three month period ended March 31, 2014 compared to the same period ended March 31, 2013. The increase is primarily due to the interest and amortization costs related to the SVB debt offset by a decrease in interest paid on the repayable leasehold improvement allowance as a result of a decrease in principal in 2014 versus 2013.

Other Income

Other income decreased by $58,000 during the three month period ended March 31, 2014 compared to the same period ended March 31, 2013 due to a non-recurring payment received in 2013 as a result of the demutualization of our insurance provider.

Income Tax Expense

The income tax expense is the result of the establishment of our representative office in Shanghai, China. Income tax is owed based on a percentage of operating expenses incurred.

Unrealized Loss on Revaluation of Warrant Liability

The unrealized loss on revaluation of the warrant liability is solely due to the mark-to-market revaluation each reporting period of the outstanding warrants, issued during our 2011 rights offering. The fair market value increased from December 31, 2013 resulting in an unrealized loss of $161,000. The fair market value is calculated using a Black-Scholes model with inputs for volatility, risk free interest rate, and expected life of the warrants. The primary reason for the increase in the value of the liability is the increase in the fair market value of the shares of the Company in relation to December 31, 2013. A small change in the estimates used in the Black-Scholes pricing model may have a relatively large change in the estimated valuation of the common stock warrants.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents and working capital at March 31, 2014, and December 31, 2013 were as follows (in thousands):

As at,	March 31, 2014	December 31, 2014
Cash and cash equivalents	$4,049	$2,958
Percentage of total assets	27%	21%
Working capital	$(2,256)	$(2,232)
Warrant liability	$5,412	$5,251
Working capital, excluding Warrant liability	$3,156	$3,019

As at March 31, 2014, the Company had a negative working capital balance. Included in current liabilities is a warrant liability that is required to be measured at fair value and is presented as a current liability in accordance with ASC 815. Each warrant may only be exercised on a net cashless exercise basis and no warrant may be exercised at a time when the exercise price equals or exceeds the current market price meaning the potential settlement of any warrant does not require any cash disbursement. Without taking into account the warrant liability mentioned above, the Company’s working capital as at March 31, 2014 is $3.2 million (December 31, 2013 - $3.0 million). The increase of $0.2 million during the three months ended March 31, 2014 is primarily due to the cash provided by the debt financing received during the quarter offset by the cash used in operating activities as described below.

FINANCIAL CONDITION

We have financed our operations primarily through equity and debt financings. As of March 31, 2014, the Company has raised approximately $107.2 million from the sale and issuance of equity securities and debt, net of issue costs.

We have sustained continuing losses since our formation and as of March 31, 2014, had a deficit of $119.7 million and historically, have incurred negative cash flows from operations. We completed a private placement in the fourth quarter of 2013 for net proceeds of $2.8 million and on February 11, 2014, we secured a $2.5 Million USD term loan. Cash flows from operations are generally impacted by our level of quarterly sales and our ability to manage operating expenses. However, increased quarter over quarter growth also requires additional working capital in the form of higher accounts receivable and greater inventory balances to meet the increased demand. We expect that we will have net negative cash flow from operations over the next several quarters until our growth initiatives provide sustained cash flow positive income (net income (loss) excluding items not involving cash) and sufficient cash flow to offset the additional working capital required to support the growth. In addition, we continue to require cash for our contractual obligations outlined below. We believe that with our current level of financing and our expected level of operations, our cash and cash equivalents balances, including cash generated from operations, will be sufficient to meet the anticipated cash requirements through the next twelve months. However, due to the requirements to meet certain financial covenants as part of the term loan and our history of losses and negative cash flow, there is substantial doubt over our ability to continue as a going concern as it is dependent on meeting those covenants and ultimately achieving profitable operations, the outcome of which cannot be predicted at this time.

ONGOING SOURCES AND USES OF CASH

CHANGES IN CASH FLOWS

Changes in cash flows were as follows (in thousands):

For the Three Months Ended March 31,	2014	2013
Cash generated from (used in) operating activities	(272)	126
Cash used in investing activities	(94)	(35)
Cash provided by/(used in) financing activities	1,457	(89)
Increase in cash during the period	$1,091	$2

As at March 31, 2014, our cash and cash equivalents balance was $4.0 million. The increase in our cash and cash equivalents during the three months ended March 31, 2014 was primarily the result of $1.4 million of cash provided by in financing activities offset by cash used in operating and investing activities as described below:

Cash Generated from (Used in) Operating Activities

Cash used in operating activities during the three month period ended March 31, 2014 was $272,000 versus the $126,000 of cash generated by operating activities in the prior year. The net cash used in operating activities in 2014 was primarily the result of $996,000 of cash used in operations because our cash expenses exceeded our gross profit earned on product sales. This was offset by the net change in non-cash working capital of $723,000 related to operations consisting of the following (in thousands):

For the Three Months Ended March 31,	2014	2013
Trade receivables	472	(318)
Other receivables	62	(111)
Inventories	(114)	(73)
Prepaid expenses and other	(49)	(45)
Accounts payable and accrued liabilities	248	666
Deferred revenue	104	29
Total change in non-cash working capital	$723	$148

Explanations of the more significant net changes in working capital during the three month period ended March 31, 2014 are as follows:

●	Trade receivable balances decreased from $875,000 to $403,000 as a result of an increase in prepayments from customers and the decrease in sales during Q1 2014;

●	Accounts payable and accrued liabilities increased from $2.7 million to $3.0 million as a result of the timing of payments made to certain vendors for working capital management purposes;
●	Inventory balances increased from $2.3 million to $2.4 million primarily due to the stocking of inventory for sales to be made in the second quarter;
●	Deferred revenue increased from $90,000 to $194,000 due to an increase in prepayments made for future sales; and
●	Other receivables decreased from $112,000 to $50,000 as a result of the timing of receipt of government refunds.

Cash Used in Investing Activities

Net cash used in investing activities for the three month period ended March 31, 2014 and 2013 was $94,000 and $35,000 respectively which represents cash that was used primarily for the purchase of manufacturing, demonstration, and computer equipment in the first quarter of 2014.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $1.5 million in the first quarter of 2014 versus $89,000 of cash used in financing activities in the comparative period last year. The cash provided by financing activities in 2014 was the result of $1.6 million of debt proceeds received from Silicon Valley Bank offset by $105,000 of deferred financing costs related to this debt and $99,000 of principal payments for the repayable leasehold improvement allowance. The prior year only consisted of principal repayments of the leasehold improvement allowance.

OFF-BALANCE-SHEET ARRANGEMENTS

The Company does not have any off-balance sheet financing arrangements at March 31, 2014.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual commitments as of March 31, 2014 and the effect those commitments are expected to have on liquidity and cash flow in future periods (in thousands).

Payments due by Period

Contractual Obligations	Total	Less than 1 Year	1-3 years	3 - 5 years	More than 5 years
Long-term debt obligations (1)	11,037	1,354	3,379	2,234	4,070
Operating lease obligations (2)	9,717	993	2,065	2,172	4,487
Purchase obligations (3)	1,612	902	214	353	143
Total	$22,366	$3,249	$5,658	$4,759	$8,700

(1)

Long-term debt obligations consist of the principle and interest payments of our long term debt with SVB and repayable leasehold improvement allowance. The term of the SVB debt is 3 years with principal payments made over 32 months starting October 1, 2014. The term of repayable leasehold improvement allowance coincides with the term of the lease mention in note (2).

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

On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, valuation of stock based compensation, valuation of long-lived assets, tax related contingencies, recoverability of receivables, valuation of inventories, and warranty accruals. We base our estimates on historical experience and on various other assumptions, including expected trends that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

Our significant accounting policies are discussed in Note 3, “Significant Accounting Policies,” to the consolidated financial statements included in Item 8 of our Annual Report on Form 10-K that we filed with the SEC on March 17, 2014. We believe that the following are our most critical accounting policies and estimates, each of which is critical to the portrayal of our financial condition and results of operations and requires our most difficult, subjective and complex judgments. Our management has reviewed our critical accounting policies and the related disclosures with the Audit Committee of our Board of Directors.

INVENTORIES

Raw material inventory is carried at the lower of actual cost, determined on a first-in first-out basis, and market value. Finished goods and work in process inventories are carried at the lower of weighted average cost and market value. Cost of finished goods and work in process inventories includes direct materials, direct labor and applicable overhead. We write down our inventory balances for estimates of excess and obsolete amounts. These write-downs are recorded as a component of cost of sales. At the point of the write-down, a new, lower-cost basis for that inventory is established, and any subsequent improvements in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

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

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our 2013 Form 10-K filed with the SEC on March 17, 2014. Since the date of our 2013 Form 10-K, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.

See note 3, “Recent Accounting Pronouncements,” of the consolidated financial statements in Item 1 for information related to the adoption of new accounting standards in 2014, none of which had a material impact on our financial statements.

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

During the quarter ended March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are not profitable and have had negative cash flow from operations. Based on our current cash resources, expected cash burn, and anticipated revenues, we expect that we can maintain operations through the next twelve months. If additional financing is not obtained or we are unable to achieve cash flow positive operations, we will be required to reduce or restructure operations or we may be required to cease operations. We have relied primarily on debt and equity financings to fund our operations and commercialize our products. Additional capital may not be available, at such times or in amounts as needed by us. Even if capital is available, it might be on adverse terms. Any additional equity financing will be dilutive to our shareholders. If access to sufficient capital is not available as and when needed, our business will be materially impaired and we may be required to cease operations, curtail one or more product development, manufacturing improvement, or sales generation programs, attempt to obtain funds through collaborative partners or others that may require us to relinquish rights to certain technologies or product candidates, or we may be required to significantly reduce expenses, sell assets, seek a merger or joint venture partner, file for protection from creditors or liquidate all our assets.

In February, 2014, we secured a US $2.5 million term loan from Silicon Valley Bank. This term loan contains covenants that may limit our flexibility in planning for or reacting to changes in our business and our industry, including limitations on incurring additional indebtedness, making investments, granting liens and merging or consolidating with other companies. Complying with these covenants may impair our ability to finance our future operations or capital needs or to engage in other favorable business activities.

In addition, our term loan requires us to maintain certain financial ratios along with various operational and other covenants. If there were an event of default under the term loan that was not cured or waived, SVB could cause all amounts outstanding with respect to the term loan to be due and payable immediately. We cannot assure that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments, either upon maturity or if accelerated upon an event of default, or that we would be able to refinance or restructure the payments on those debt instruments.

Our inability to generate sufficient cash flows may result in our Company not being able to continue as a going concern.

We have incurred significant losses to date and we expect these losses to continue for the near future. As at March 31, 2014, we had an accumulated deficit of $119.7 million and have only generated positive cash flow from operations once, in the first quarter of 2013. Our existing cash resources along with the funds from the SVB term loan may not be sufficient to fund operations. Accordingly, there is substantial doubt about our ability to continue as a going concern. We may need to seek additional financing to support our continued operations; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. In view of these conditions, our ability to continue as a going concern is dependent upon our ability to obtain such financing and, ultimately, on achieving profitable operations. The outcome of these matters cannot be predicted at this time. The consolidated financial statements for the quarter ended March 31, 2014 do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should we be unable to continue in business. Such adjustments could be material. If we are unable to generate sufficient revenue, positive cash flow or earnings, or raise sufficient capital to maintain operations, we may not be able to continue operating our business and be forced to sell our Company or liquidate our assets.

For the three month period ended March 31, 2014 and 2013, we have a net loss of $1.5 million and $10.0 million, respectively; however, excluding the non-cash unrealized loss/gain on revaluation of our warrant liability we have incurred adjusted losses $1.4 million and $0.4 million. We currently are not profitable and expect operating losses to continue. Generating revenues and profits will depend significantly on our ability to obtain sufficient financing and to successfully develop, commercialize, manufacture and market our products. The time necessary to achieve market success for any individual product is uncertain. No assurance can be given that product development efforts will be successful, that required regulatory approvals can be obtained on a timely basis, if at all, or that approved products can be successfully manufactured or marketed. Consequently, we cannot assure that we will ever generate significant revenue or achieve or sustain profitability. As well, there can be no assurance that the costs and time required to complete commercialization will not exceed current estimates. We may also encounter difficulties or problems relating to research, development, manufacturing, distribution and marketing of our products. In the event that we are unable to generate adequate revenues, cash flow or earnings, to support our operations, or we are unable to raise sufficient capital to do so, we may be forced to cease operations and either sell our business or liquidate our assets.

Current and future conditions in the global economy may have a material adverse effect on our business prospects, financial condition and results of operations.

During the second half of fiscal year 2008, the global financial crisis, particularly affecting the credit and equity markets, accelerated and the global recession deepened, with an exceptionally weak global economy in 2009 and 2010 followed by a mixed economic performance during 2011 through the first quarter of 2014. Though we cannot predict the extent, timing or ramifications of future financial crisis and the economic outlook in different economies, we believe that a downturn in the world's major economies and the related constraints in the credit markets will heighten a number of material risks to our business, results of operations, cash flows and financial condition, as well as our future prospects, including the following:

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

In the fourth quarter of 2013, we transitioned from a total reliance upon sales in China via our distributors, O&D and Wondfo, to total reliance upon sales in China from our two new distributors, Beijing Clear and Shanghai Elite. We cannot predict whether our new distributors will fully replace the sales previously provided by our former distributors, O&D and Wondfo, which would have an adverse impact on our business performance in future years, as was the case in the second and third quarters of 2013 and the first quarter of 2014.

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

We generally operate with a limited order backlog, because we ship our products shortly after we receive the orders from our customers. As a result, our product sales in any quarter are generally dependent on orders that we receive and ship in that quarter. As a result, any such revenue shortfall would immediately materially and adversely impact our operating results and financial condition. The sales cycle for our products can fluctuate, which may cause revenue and operating results to vary significantly from period to period. We believe this fluctuation is primarily due to (i)  seasonal patterns in the decision-making processes by our independent distributors and direct customers, (ii)  inventory or timing considerations by our distributors (iii)  the purchasing requirements by various international governments to acquire our products and (iv) the ordering frequency of our distributors and direct customers. In addition, distributors may fail to make their contractually required minimum purchases, may change their own business priorities and interests without notifying us in advance, may otherwise violate distribution agreements or may not renew upon the expiration of current distribution agreements.

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

Approximately 60% of our product revenue derives from sales of our products through our distribution channel partners in China. China is a dynamic and rapidly evolving market for medical technology including the POC diagnostic testing market in which we compete. While we have established a direct presence in China via a Representative Office and a General Manager to allow us to better monitor and understand this market, there is no assurance that these activities will be effective and will enable us to anticipate changes in this market or may impact the relationships that we have with existing Chinese distributors which could materially and adversely impact our product sales in China. In addition, we now have two new distributors in China for all of our China sales that we will need to monitor and develop experience with their ability to generate sales and anticipate changes in the market.

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

In the biodefense testing market, our primary competitors are Alexeter Technologies LLC (Alexeter), Idaho Technology Inc., Cepheid Inc. (Cepheid) and Biofire Defense. Alexeter sells rapid on-site immunoassay tests that are read by an instrument and Cepheid and Biofire Defense have a polymerase chain reaction test system being sold in this marketplace.

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

In May 2007, we entered into an agreement to lease a multi-use, 46,000 square foot facility in Vancouver, British Columbia, Canada. Although we have recently brought our Reader manufacturing in-house, this facility, which we have occupied as our main operation center since 2008, is significantly larger than required for our near term production requirements. The excess space is difficult to sublease due to the current layout of the company’s manufacturing operations and the significant availability of space in other buildings in the local real estate market. In addition to rental payments for the facility, we are obligated to repay with interest over the next 9 years the $6.0 million balance due as of March 31, 2014 on the repayable leasehold improvement allowance.

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

Management’s determination that material weaknesses existed in our internal control over financial reporting in the past could have a material adverse impact on the Company.

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

We are subject to manufacturing risks, including our limited manufacturing experience with newer products and processes which may hinder our ability to scale-up manufacturing. Additionally, unanticipated acceleration or deceleration of customer demand may lead to manufacturing inefficiencies. We must manufacture our products in compliance with regulatory requirements, in sufficient quantities and on a timely basis, while maintaining acceptable product quality and manufacturing costs. Significant additional resources, implementation of additional automated and semi-automated manufacturing equipment and changes in our manufacturing processes and organization have been, and are expected to continue to be, required for scale-up to meet increasing customer demand , and this work may not be affordable and/or successfully or efficiently completed.

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

Healthcare reform bills that have been before the United States Congress and government officials in other countries contemplate changes in the structure, financing and delivery of healthcare services. These and any future healthcare reforms may have a substantial impact on the operations of companies in the healthcare industry, worldwide, including us. Such reforms could include product pricing restrictions, excise taxes or additional regulations governing the usage of medical products. No assurances can be given that any such proposals, or other current or future legislation in the United States or in other countries, will not adversely affect our product development and commercialization efforts, results of operations or financial condition. At this time, we are unaware of any recent legislation or pending legislative proposals that will materially negatively affect our business other than the imposition of a 2.3% Excise Tax on the importation price of our products into the U.S. effective December 31, 2012.

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

As of March 31, 2014 we had outstanding stock options to purchase an aggregate of 1,487,304 shares, at exercise prices between $1.02 and $23.00, warrants to purchase an aggregate of 5,012,229 shares at exercise prices between $1.492 and $3.85, and 48,595 restricted share units, which in total, represents 45% of our fully diluted outstanding share capitalization at that date. To the extent that these outstanding options and warrants are exercised, considerable dilution to the interests of our shareholders will occur.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.      OTHER INFORMATION

None

ITEM 6.     EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference
3.1	Certificate of Incorporation dated August 20, 1980.	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 20-F for the year ended December 31, 2004, as filed on May 2, 2005.

3.2	Company Act Name Change dated October 15, 1991.	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 10-K for the year ended December 31, 2011 as filed on March 29, 2012.

3.3	Articles of the Company dated April 10, 1997.	Previously filed as an exhibit to, and incorporated herein by reference from, our Registration Statement on Form 20-F filed on February 4, 2004.

4.1	Escrow Agreement dated July 29, 2004.	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 20-F for the year ended December 31, 2004, as filed on May 2, 2005.

10.1	Loan Agreement, dated as of February 11, 2014, by and between Silicon Valley Bank and Response Biomedical Corp.

Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K as filed on February 13, 2014 and our Amended Current Report on Form 8-K/A as filed on March 27, 2014

10.2	Security Agreement, dated as of February 11, 2014, by and between Silicon Valley Bank and Response Biomedical Corp.	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K as filed on February 13, 2014

14	Company’s Code of Ethics	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 10-K for the year ended December 31, 2011 as filed on March 29, 2012

31.1	CEO's Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934

31.2	CFO's Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934

32.1	CEO's Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350

32.2	CFO's Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350

101

The following materials from Response Biomedical Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) unaudited Consolidated Statements of Loss and Comprehensive Loss for the three months ended March 31, 2014 and 2013, (ii) unaudited Consolidated Balance Sheets as of March 31, 2014, (iii) audited Consolidated Balance Sheets as of December 31, 2013, (iv) unaudited Consolidated Statements of Shareholders’ Equity/Deficit (v) unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (vi) unaudited Notes to Consolidated Financial Statements

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Response Biomedical Corp.
(Registrant)

Date:	May 14, 2014	/s/ Jeffrey L. Purvin
Jeffrey L. Purvin
Chief Executive Officer
Date:	May 14, 2014	/s/William J. Adams
William J. Adams
Chief Financial Officer