Form 10-Q
period 2014-06-30
RESPONSE BIOMEDICAL CORP
filed 2014-08-13
CIK 806888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2014

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,946,187 as of July 30, 2014.

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

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(EXPRESSED IN THOUSANDS OF CANADIAN DOLLARS, EXCEPT SHARE DATA)

AS OF JUNE 30, 2014 AND DECEMBER 31, 2013 AND FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30 2014 AND 2013.

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED BALANCE SHEETS

[SEE NOTE 2 - BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTY]

(UNAUDITED)

(IN THOUSANDS OF CANADIAN DOLLARS)

	June 30, 2014	December 31, 2013
	$	$
ASSETS
Current
Cash and cash equivalents	2,611	2,958
Trade receivables, net	709	875
Other receivables	35	112
Inventories [note 5]	2,574	2,250
Prepaid expenses and other	154	123
Deferred debt financing costs - current portion	103	73
Total current assets	6,186	6,391
Long-term prepaid expenses	93	93
Restricted deposits [note 8]	901	901
Property, plant and equipment	6,478	6,819
Deferred debt financing costs	79	-
Total assets	13,737	14,204

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current
Accounts payable and accrued liabilities [note 6]	2,726	2,727
Long term debt - current portion [note 7]	393	-
Lease inducements - current portion [note 8]	169	170
Repayable leasehold improvement allowance - current portion [note 8]	436	413
Deferred revenue - current portion	78	62
Warrant liability [notes 4 and 9]	4,373	5,251
Total current liabilities	8,175	8,623
Long term debt [note 7]	1,150	-
Lease inducements [note 8]	1,281	1,366
Repayable leasehold improvement allowance [note 8]	5,445	5,669
Deferred revenue	25	28
	16,076	15,686
Commitments [note 10]
Shareholders' deficit
Common shares [note 9]	102,085	101,945
Additional paid-in capital [note 9]	14,980	14,742
Deficit	(119,404)	(118,169)
Total shareholders' deficit	(2,339)	(1,482)
	13,737	14,204

See accompanying notes

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(IN THOUSANDS OF CANADIAN DOLLARS, EXCEPT SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30
	2014	2013	2014	2013
	$	$	$	$
REVENUE
Product sales [note 11]	3,077	2,748	5,636	6,309
Cost of sales [notes 5, 9, and 10]	1,705	1,606	3,145	3,571
Gross profit on product sales	1,372	1,142	2,491	2,738

EXPENSES [notes 9 and 10]
Research and development	813	560	1,624	1,114
General and administrative	586	1,038	1,397	1,863
Sales and marketing	483	532	1,129	1,016
Total operating expenses	1,882	2,130	4,150	3,993

OTHER EXPENSES (INCOME)
Interest expense and amortization of deferred financing costs and debt discount [note 8]	226	175	423	351
Interest income	(4)	(4)	(9)	(7)
Other income	-	-	-	(58)
Income tax expense	15	14	32	14
Foreign exchange loss (gain)	4	(46)	8	(39)
Unrealized loss (gain) on revaluation of warrant liability [note 4]	(1,039)	(4,470)	(878)	5,105
Total other expenses	(798)	(4,331)	(424)	5,366
Net income (loss) and comprehensive income (loss) for the period	288	3,343	(1,235)	(6,621)

Income (loss) per common share - basic [note 9]	0.04	0.51	(0.16)	(1.01)

Income (loss) per common share - diluted [note 9]	0.04	(0.14)	(0.16)	(1.01)

Weighted average number of common shares outstanding - basic [note 9]	7,944,235	6,574,358	7,912,580	6,536,494

Weighted average number of common shares outstanding - diluted [note 9]	8,023,175	8,885,549	7,912,580	6,536,494

See accompanying notes

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY/(DEFICIT)

(UNAUDITED)

(IN THOUSANDS OF CANADIAN DOLLARS, EXCEPT SHARE DATA)

	Common Stock Issued and Outstanding		Additional paid in capital	Deficit	Total Shareholders' Equity/ (Deficit)
	# of shares	$	$	$	$
Balance at December 31, 2012	6,455,206	99,289	13,203	(112,171)	321
Net loss	-	-	-	(5,998)	(5,998)
Private placement, net of issue costs	1,273,117	2,055	695	-	2,750
Net shares issued upon exercise of warrants	122,458	562	-	-	562
Net shares issued upon conversion of restricted share units	20,144	39	(39)	-	-
Stock-based compensation expense	-	-	660	-	660
Restricted share units	-	-	223	-	223
Balance at December 31, 2013	7,870,925	101,945	14,742	(118,169)	(1,482)
Net loss	-	-	-	(1,235)	(1,235)
Net shares issued upon conversion of restricted share units	75,262	140	(140)	-	-
Warrants issued	-	-	73	-	73
Stock-based compensation expense	-	-	233	-	233
Restricted share units	-	-	72	-	72
Balance at June 30, 2014	7,946,187	102,085	14,980	(119,404)	(2,339)

See accompanying notes

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS OF CANADIAN DOLLARS)

Six Months Ended June 30,	2014	2013
	$	$
OPERATING ACTIVITIES
Net loss for the period	(1,235)	(6,621)
Add (deduct) items not involving cash:
Depreciation of property, plant and equipment	491	516
Amortization of deferred lease inducements	(86)	(86)
Amortization of deferred financing costs	42	-
Amortization of discount on debt	14	-
Stock-based compensation	233	316
Unrealized loss (gain) on revaluation of warrant liability	(878)	5,105
Other non-cash items	(60)	-
Changes in non-cash working capital:
Trade receivables	166	(84)
Other receivables	77	97
Inventories	(324)	(118)
Prepaid expenses and other	(31)	(48)
Accounts payable and accrued liabilities	51	482
Deferred revenue	14	(71)
Cash used in operating activities	(1,526)	(512)

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(145)	(48)
Cash used in investing activities	(145)	(48)

FINANCING ACTIVITIES
Repayment of repayable leasehold improvement allowance	(201)	(180)
Proceeds from debt	1,661	-
Debt financing costs	(136)	-
Cash provided by (used in) financing activities	1,324	(180)

Decrease in cash during the period	(347)	(740)
Cash and cash equivalents, beginning of period	2,958	2,080
Cash and cash equivalents, end of period	2,611	1,340

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

2.  BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTY

These unaudited interim consolidated financial statements have been prepared by management in Canadian dollars in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying unaudited interim consolidated financial statements reflect, in the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The accompanying consolidated balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year then ended. The consolidated financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2013 and filed with the United States Securities and Exchange Commission (“SEC”) on March 17, 2014.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

During the six month period ended June 30, 2014, the Company has incurred a net loss of $1.2 million and negative cash flows from operating activities of $1.5 million. As of June 30, 2014, the Company had a cash balance of $2.6 million, an accumulated deficit of $119.4 million, a shareholders’ deficit of $2.3 million, and a negative working capital balance of $2.0 million. In addition, the Company has various operating leases and purchase commitments for inventory (refer to note 10). Included in current liabilities is a warrant liability in the amount of $4.4 million that is required to be measured at fair value and is presented as a current liability in accordance with Accounting Standards Codification Topic 815 – Derivatives and Hedging (“ASC 815”). Each warrant may only be exercised on a net cashless exercise basis and no warrant may be exercised at a time when the exercise price equals or exceeds the current market price meaning the potential settlement of any warrant does not require any cash disbursement. Without taking into account the warrant liability mentioned above, current assets exceed current liabilities by $2.4 million.

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

Management believes that, with the Private Placement completed in 2013 (note 9[b]) and term loan noted above, based on the current level of operations, and excluding out of the ordinary cash management measures, the Company’s cash and cash equivalent balances, including cash generated from operations and proceeds of debt, will be sufficient to meet the anticipated cash requirements through the next twelve months, unless the Company violates its debt covenants and the outstanding amounts become current. However, due to the requirements of the Company to meet financial covenants related to revenue and liquidity, under the terms of the term loan (refer to note 7), and the Company’s history of losses, there is substantial doubt over the Company’s ability to continue as a going concern as it is dependent on meeting the financial covenants and ultimately achieving profitable operations, the outcome of which cannot be predicted at this time. The consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. Such adjustments could be material.

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

For certain of the Company’s financial instruments, including cash and cash equivalents, trade receivables, other receivables, accounts payable, and accrued liabilities, the carrying amounts approximate fair values due to their short-term nature. The carrying value of the restricted deposits approximates its fair value due to the nature of the cash deposit. The fair value of the long term debt approximates its carrying value, as the term loan with SVB was secured during the first quarter of 2014 and therefore approximates the current market rate for the term loan. The fair value of the repayable leasehold improvement allowance approximates its carrying value, as the fixed interest rate of 11% is considered to approximate the current market rate.

The fair value hierarchy level at which a financial instrument is categorized is determined on the basis of the lowest level input that is significant to the fair value measurement (in thousands):

Financial Instruments carried at fair value as of June 30, 2014

	Level 1	Level 2	Level 3	Total
Liabilities	$	$	$	$
Warrant Liability	-	-	4,373	4,373

As of June 30, 2014, the warrant liability is recorded at its fair value of $4.4 million. The Company reassesses the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, contractual term of the warrant, and risk-free interest rate (refer to note 9[g]). The computation of expected volatility was based on the historical volatility of the Company’s stock. A small change in the estimates used in the Black-Scholes pricing model may have a relatively large change in the estimated valuation of the common stock warrants.

The following table presents the changes in fair value of the Company’s total Level 3 financial liabilities for the six month period ended June 30, 2014 (in thousands):

	Balance at December 31, 2013	Unrealized Gain	Exercise of Warrants	Balance at June 30, 2014
Warrant Liability	5,251	(878)	-	4,373

Quantitative information about unobservable inputs used in Level 3 fair value measurements is presented below:

	Valuation Technique	Unobservable Input	As at June 30, 2014	As at December 31, 2013
Warrant Liability	Option Model	Stock Price Volatility	124%	140%

A 5% increase or decrease in stock price volatility would cause an approximate corresponding $125,000 increase or decrease to the Warrant Liability ($100,000 – December 31, 2013).

5. INVENTORIES

Inventories are comprised of the following (in thousands):

	June 30, 2014	December 31, 2013
	$	$
Raw materials	1,323	1,155
Work in progress	551	198
Finished goods	700	897
	2,574	2,250

The carrying value of inventory as of June 30, 2014 includes a provision for expired, obsolete and damaged inventory in the amount of $74,000 [December 31, 2013 - $60,000]. For the three and six month period ended June 30, 2014, inventory write-down and obsolescence charges were $57,000 and $122,000 [2013 - $111,000 and $163,000].

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities comprise (in thousands):

	June 30, 2014	December 31, 2013
	$	$
Trade accounts payable	1,041	1,232
Employee related accounts payable and accrued liabilities	775	913
Royalties	188	172
Other accrued liabilities	722	410
	2,726	2,727

Accounts payable and accrued liabilities include $14,000 of debt financing costs and $5,000 of additions to property, plant, and equipment as at June 30, 2014. These amounts have been excluded from cash provided by (used in) financing activities and cash used in investing activities respectively on the consolidated statements of cash flows for the six months ended June 30, 2014 as the cash had not been disbursed as of that date. Consequently, both amounts have been excluded from cash used in operating activities.

7. LONG TERM DEBT

On February 11, 2014, the Company entered into a loan and security agreement with Silicon Valley Bank (“SVB”) providing for a US $2.5 million term loan. The loan is secured by substantially all of the assets of the Company and includes financial covenants related to certain revenue and liquidity targets. The revenue targets state that the Company’s trailing three-month revenue shall be equal to or greater than $1.5 million from the Effective Date through May 31, 2014, $2.5 million from June 30, 2014 through August 31, 2014, $3.0 million from September 30, 2014 through November 30, 2014, and $3.75 million as at December 31, 2014. In addition, the loan requires the ratio of the total of the Company’s unrestricted cash and net Accounts receivable to the aggregate outstanding amount owed to SVB to be equal to or greater than 1.15 to 1.00. Under the terms of the loan agreement, the total proceeds of US $2.5 million will be made available in tranches of US$1.5 million upon closing and the remaining US$1.0 million at the discretion of the Company at any time prior to September 30, 2014 if the Company remains in compliance with the terms of the loan agreement. The loan matures on May 1, 2017 and bears an interest rate of Wall Street Journal Prime Rate plus 2.5% annually. Interest only payments will be made until October 1, 2014 at which time, 32 equal monthly installments of principal plus accrued interest will be made through to maturity. The loan contains a voluntary prepayment option whereby the principal amount can be prepaid in whole, or in part, for a fixed fee if a prepayment is made on or before February 10, 2016. Response provided SVB with 52,796 warrants with an exercise price of $1.831 per warrant and a term of 10 years. These warrants were measured at their fair market value using the Black-Scholes model on the date of the grant using the following assumptions: Risk free interest rate: 2.04%; Expected dividend yield: 0.0%; Expected life (in years): 10.0 years; Expected volatility: 110%. The estimated fair value of the warrants was $73,000 and was recorded as a debt discount which is being amortized into income over the term of the loan using the effective interest method. In addition, there were $224,000 of fees related to the term loan which are also being amortized over the term of the loan using the effective interest method. Amortization of the debt discount for the three and six month periods ended June 30, 2014 was $9,000 and $14,000 (2013 – nil and nil) and amortization of the deferred financing costs for the three and six month periods ended June 30, 2014 was $29,000 and $42,000 (2013 – nil and nil). Both of these amounts are included in interest expense and amortization of deferred financing costs and debt discount on the consolidated statements of income (loss) and comprehensive income (loss).

Long term debt is comprised of the following amounts (in thousands):

	June 30, 2014	December 31, 2013
	$	$
Current portion of long-term debt	426	-
Current portion of unamortized debt discount	(33)	-
Current portion of long-term debt, net of debt discount	393	-

Long-term portion of long-term debt	1,176	-
Long-term portion of unamortized debt discount	(26)	-
Long-term of long-term debt, net of debt discount	1,150	-
Total	1,543	-

8. LEASE INDUCEMENTS

Lease agreements entered into by the Company for its offices provides for lease inducements to be provided by the landlord to the Company which are summarized as follows (in thousands):

	June 30, 2014	December 31, 2013
	$	$
Current Portion
Rent-free inducement [i]	55	55
Non-repayable leasehold improvement allowance [ii]	114	115
	169	170
Repayable leasehold improvement allowance [iii]	436	413
Total Current Portion	605	583

Long-Term Portion
Rent-free inducement [i]	412	439
Non-repayable leasehold improvement allowance [ii]	869	927
	1,281	1,366
Repayable leasehold improvement allowance [iii]	5,445	5,669
Total Long-Term Portion	6,726	7,035
Total	7,331	7,618

The lease inducements disclosed on the consolidated balance sheets as a result of these benefits is comprised of the following:

[i]      In 2007, the Company entered into a long-term facility lease agreement that included an eight and one half month rent-free period from May 17, 2007 to February 1, 2008. The lease inducement benefit arising from the rent-free period is being amortized on a straight-line basis over the term of the operating lease as a reduction to rental expense. Amortization expense for the three and six month period ended June 30, 2014 amounted to $13,000 and $27,000 [2013 - $14,000 and $27,000].

[ii]      The Company received a non-repayable allowance for an amount of $1.7 million for expenditures related to general upgrades to the facility. The lease inducement benefit arising from the non-repayable leasehold improvement allowance is being amortized on a straight-line basis over the balance of the term of the lease beginning April 1, 2008 as a reduction to rental expense. Amortization expense for the three and six month period ended June 30, 2014 amounted to $28,000 and $57,000 [2013 - $29,000 and $57,000].

[iii]     The Company received a repayable leasehold improvement allowance for an amount of $7.8 million used for additional improvements to the facility. This lease inducement is being repaid over the term of the operating lease commencing February 1, 2008 at approximately $89,000 per month including interest calculated at an interest rate negotiated between the Company and the landlord. Principal repayments for the three and six month period ended June 30, 2014 amounted to $102,000 and $201,000 [2013 - $91,000 and $180,000]. Interest payments for the three and six month period ended June 30, 2014 amounted to $164,000 and $330,000 [2013 - $177,000 and $351,000].

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

[b]     Issued

2013 Private Placement

On November 7, 2013 the Company’s shareholders approved a brokered and non-brokered private placement of 1,273,117 subscription receipts (the “Subscription Receipts”) at a price of $2.45 for aggregate gross proceeds of $3.1 million. Each Subscription Receipt automatically entitled the holder to receive one unit. Each unit consisted of one common share and one-half of one warrant to purchase one common share. Each whole warrant has a term of 36 months and an exercise price of $3.58.

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

Of the 1,589,237 stock options authorized for grant under the 2008 Plan as at June 30, 2014, 133,875 options are available for grant.

The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model based on the assumptions noted in the following table:

Six Months Ended June 30,	2014	2013
Risk-free interest rates	2.05%	1.66%
Expected dividend yield	0%	0%
Expected life (in years)	5.9	5.7
Expected volatility	126%	123%
Fair value per stock option	$1.31	$2.68

The expected volatility reflects the assumption that the historical volatility of common stock of the Company over a period similar to the expected life of the options is indicative of future trends. The Company estimates the risk-free interest rate using the Bank of Canada bond yield with a remaining term equal to the expected life of the option. The Company uses the simplified method for estimating the stock option term for stock option grants during the three and six month period ended June 30, 2014 as the Company has determined that the stock options are “plain vanilla” and historical share option exercises do not apply as the vesting term and contractual lives have significantly changed from those stock options exercised previously.

At June 30, 2014, the following stock options were outstanding:

Range of exercise price			Number of shares under option	Weighted average remaining contractual life	Weighted average exercise price	Number of options currently exercisable	Weighted average exercise price
		$	#	(years)	$	#	$
1.02	-	1.60	872,755	8.82	1.52	251,786	1.52
	2.20		393,447	7.76	2.20	335,964	2.20
3.00	-	3.10	186,700	8.72	3.10	154,040	3.10
6.80	-	8.20	1,824	1.62	7.70	911	7.70
	23.00		636	0.45	23.00	636	23.00
1.02	-	23.00	1,455,362	8.51	1.92	743,337	2.18

The options expire at various dates from December 10, 2014 to May 14, 2024.

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of optioned	Weighted average
	common shares	exercise price
	#	$
Balance, December 31, 2013	1,130,628	2.08
Options granted	369,850	1.49
Options forfeited	(45,116)	2.39
Balance, June 30, 2014	1,455,362	1.92

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

	Number	Weighted average
	of RSUs	exercise price
	#	$
Balance, December 31, 2013	98,325	1.88
RSUs granted	49,863	1.45
RSUs converted to common shares	(75,292)	(1.86)
Balance, June 30, 2014	72,896	1.59

The RSUs that were granted during the three and six month period ended June 30, 2014 were to settle a director compensation liability that was recorded in accounts payable and accrued liabilities. The $72,000 liability has been excluded from the change in accounts payable and accrued liabilities on the consolidated statement of cash flows.

Of the 198,654 RSUs authorized for grant under the RSU Plan as at June 30, 2014, 125,758 RSUs are available for grant.

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

Of the 198,654 DSUs authorized for grant under the DSU Plan as at June 30, 2014, all are available for grant.

[f]     Stock-based compensation

The following table shows stock-based compensation allocated by type of cost (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30
	2014	2013	2014	2013
	$	$	$	$
Cost of sales	9	10	18	15
Research and development	11	13	23	22
General and administrative	50	148	169	262
Sales and marketing	12	10	23	17
	82	181	233	316

As of June 30, 2014, the total unrecognized compensation related to stock options granted, net of estimated forfeitures, is $753,000, which is expected to be recognized over a weighted average service period of 1.64 years.

[g]     Common share purchase warrants

At June 30, 2014, there were 86,810,786 warrants outstanding to purchase shares of common stock, with expiry dates ranging from November 7, 2015 to February 11, 2024. Of the total 86,810,786 warrants outstanding, 86,103,744 warrants (the warrants related to the 2011 financing) entitle the holder thereof to purchase 1/20th of a common share of the Company at a price of $1.492 per whole common share; 636,557 warrants (the private placement warrants) entitle the holder thereof to purchase one common share of the Company at a price of $3.58 per common share; 17,689 warrants (the agent warrants) entitle the holder thereof to purchase one common share of the Company at a price of $2.45 per common share; and 52,796 warrants (the Silicon Valley Bank warrants) entitle the holder thereof to purchase one common share of the Company at a price of $1.831 per common share.

Common share purchase warrant transactions and the number of warrants outstanding are summarized below:

	Number of	Weighted average
	warrants	exercise price
	#	$
Balance, December 31, 2013	86,757,990	0.1088
Warrants issued	52,796	1.8310
Balance, June 30, 2014	86,810,786	0.1019

The estimated fair value of the warrants related to the 2011 financing is reassessed at each balance sheet date using the Black-Scholes option pricing model. The following assumptions were used to value the warrants on the following balance sheet dates:

As at June 30,	2014	2013
Risk-free interest rates	1.09%	1.65%
Expected dividend yield	0%	0%
Expected life (in years)	2.5	3.5
Expected volatility	124%	132%
Fair value of warrant	$0.0508	$0.0957

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

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	$	$	$	$
Numerator:
Net income (loss)	$288	$3,343	$(1,235)	$(6,621)
Unrealized gain on revaluation of warrant liability	-	(4,470)	-	-
Net income (loss) available to common shareholders	$288	$(1,127)	$(1,235)	$(6,621)
Denominator:
Weighted average number of common shares outstanding - basic	7,944,235	6,574,358	7,912,580	6,536,494
Weighted average effect of dilutive securities:
Warrants	-	2,311,191	-	-
RSUs	72,896	-	-	-
Stock options	6,044	-	-	-
Weighted average number of common shares outstanding - diluted	8,023,175	8,885,549	7,912,580	6,536,494

86,810,786 warrants and 1,422,632 stock options have been excluded from the computation of diluted earnings per share for the three month period ended June 30, 2014 as their inclusion would be anti-dilutive to our earnings per share (2013 – 1,180,259 stock options and 53,258 RSUs were excluded). 86,810,786 warrants, 1,455,362 stock options, and 72,896 RSUs have been excluded from the computation of diluted earnings per share for the six month period ended June 30, 2014 as the Company has incurred a net loss for the period and their inclusion would be anti-dilutive to the loss per share (2013 - 86,103,744 warrants and 1,180,259 stock options were excluded).

10. COMMITMENTS

[a]     License agreements

[i]     The Company entered into a non-exclusive license agreement, effective July 2005, as amended June 2008, to use and sublicense certain technology (“Technology”) for one of the Company’s cardiac tests. In consideration for these rights, the Company paid a non-refundable license issuance fee of $2,000,000 in the first two years after execution of the agreement and is required to pay quarterly royalties on the sale of products that incorporate the Technology. For the three and six month period ended June 30, 2014, the Company incurred an expense of $157,000 and $274,000 [2013 - $176,000 and $371,000] for royalties.

[ii]     The Company entered into a non-exclusive license and supply agreement, effective June 30, 2009, to purchase certain proprietary materials and use related intellectual property to manufacture, sell and have sold lateral flow immunoassay products. In consideration for these rights, the Company is to pay a non-refundable, non-creditable license fee, of USD$85,000 in 17 equal quarterly payments of USD$5,000 commencing December 31, 2009. The required payments were made by December 31, 2013 and therefore, no expense was incurred during the three and six month period ended June 30, 2014 [2013 - $5,000 and $10,000]. In addition, the company is required to make minimum annual purchases of material under this agreement that are included in note 10[d].

All royalty and license fees incurred are included in cost of sales.

[b]     Supply agreement

The Company entered into a supply agreement, effective September 2003 for certain reagents for the Company’s RAMP® West Nile Virus Test. In addition to paying for the reagent purchased, the Company is required to pay the supplier semi-annual royalties equal to 10% of net revenue generated from the sale of the Company’s RAMP® West Nile Virus Test. The initial term of the agreement was three years from the effective date and is automatically renewed for successive periods of one year until either party terminates the agreement. For the three and six month period ended June 30, 2014, the Company incurred an expense of $31,000 for both periods [2013 - $22,000 and $35,000] for royalties to the supplier. These royalties are included in cost of sales.

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

For the three and six month period ended June 30, 2014, $186,000 and $389,000 [2013 - $206,000 and $405,000] was incurred for expenses related to base rent, administrative and management fees, estimated property taxes offset by amortization of both the rent-free inducement [note 8[i]] and non-repayable leasehold improvement allowance [note 8[ii]]. These expenses are allocated to cost of sales, research and development, general and administrative, and sales and marketing expenses.

[d]     Purchase commitments

As at June 30, 2014, the Company has outstanding purchase commitments of $1.6 million to purchase inventory over the next six years of which $876,000 will be completed during the remaining six months of 2014.

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

Customers that represent a concentration risk are those customers who represent 10% or greater of our total revenue. For the three month period ended June 30, 2014, $2.2 million (72%) in product sales was generated from four customers [2013 - $1.5 million (55%) from one customer]. For the six month period ended June 30, 2014, $4.0 million (71%) in product sales was generated from four customers [2013 - $3.9 million (61%) from two customers].

Product sales by customer location were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30
	2014	2013	2014	2013
	$	$	$	$
China	1,882	1,806	3,407	3,918
United States	521	392	731	1,158
Asia (excluding China)	127	201	282	359
Europe	284	261	712	580
Canada	6	21	10	28
Other	257	67	494	266
Total	3,077	2,748	5,636	6,309

Product sales by type of product were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30
	2014	2013	2014	2013
	$	$	$	$
Cardiovascular	2,609	2,389	5,047	5,235
Infectious Diseases	3	-	72	455
Biodefense products	131	126	175	251
West Nile Virus (Environmental)	334	233	342	368
Total	3,077	2,748	5,636	6,309

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes. Unless otherwise specified, all dollar amounts are in Canadian dollars.

OVERVIEW

Response Biomedical develops, manufactures, and sells diagnostic tests for use with its proprietary RAMP® System; a portable fluorescence immunoassay-based diagnostic testing platform. Our RAMP® technology utilizes a unique method to account for sources of error inherent in conventional lateral flow immunoassay technologies, thereby providing the ability to quickly and accurately detect and quantify an analyte present in a liquid sample. Consequently an end-user, in a medical facility’s central-lab or in a point-of-care diagnostic testing setting, can rapidly obtain important diagnostic information. We currently have thirteen tests available for clinical and environmental testing applications, and we have plans to commercialize additional tests.

Our sales for any future periods are not predictable with a significant degree of certainty, and may depend on a number of factors outside of our control; including but not limited to the performance of our distributors including their inventory or timing considerations, their changing local competitive and/or reimbursement environments, and/or their failure to meet minimum purchase commitments. We generally operate with a limited order backlog because our products are typically shipped shortly after orders are received. Product sales in any quarter are generally dependent on orders booked and shipped in that quarter. As a result, any such revenue shortfall would negatively affect our operating results and financial condition. In addition, our sales may be adversely impacted by pricing pressure from competitors. Our ability to be consistently profitable will depend, in part, on our ability to increase the sales volumes of our products and to successfully compete with other competitors. We believe that period to period comparisons of our results of operations are not necessarily meaningful indicators of future results.

During the six months ended June 30, 2014, we have incurred a net loss of $1.2 million and negative cash flows from operations of $1.5 million. As of June 30, 2014, we have a cash balance of $2.6 million, an accumulated deficit of $119.4 million, a shareholders’ deficit of $2.3 million, and a negative working capital balance of $2.0 million. In addition, we have various operating leases, debt repayments and purchase commitments for inventory. Included in current liabilities is a warrant liability in the amount of $4.4 million that is required to be measured at fair value and is presented as a current liability in accordance with GAAP. Each warrant may only be exercised on a net cashless exercise basis meaning the potential settlement of any warrant does not require any cash disbursement by the holder of the warrant. Without taking into account the warrant liability mentioned above, current assets exceed current liabilities by $2.4 million.

Our ability to continue as a going concern is uncertain and dependent on our ability to obtain additional financing and/or achieve profitable growth. Management has, thus far, financed the operations through a series of equity and debt financings. On February 11, 2014, we entered into a loan and security agreement with Silicon Valley Bank (“SVB”) securing a US $2.5 million term loan. Under the terms of the loan agreement, the total proceeds of US $2.5 million will be made available in tranches of US$1.5 million upon closing and the remaining US$1.0 million at our discretion at any time prior to September 30, 2014 if we remain in compliance with the terms of the loan and security agreement. We believe that, with the Private Placement completed in the fourth quarter of 2013 and the term loan noted above, based on our current level of operations, our cash and cash equivalents balances, including cash generated from operations and the second tranche of the loan proceeds mentioned above, will be sufficient to meet the anticipated cash requirements through the next twelve months unless we violate any debt covenants and the amounts owing become current. However, due to the requirements to meet financial covenants related to revenue and liquidity as part of the term loan and our history of losses and negative cash flow, there is substantial doubt over our ability to continue as a going concern as it is dependent on meeting those covenants and ultimately achieving profitable operations, the outcome of which cannot be predicted at this time.

RECENT DEVELOPMENTS

●

On January 2, 2014, we announced that the distribution agreement with O&D Biotech Co., Ltd. (“O&D”) expired effective December 31, 2013 and that we were discussing a new agreement with O&D. Ultimately, we were not able to agree on mutually acceptable terms with O&D and we have now transitioned to two new distributors, Beijing Clear Biotech Co., Ltd. and Shanghai Elite Biotech Co., Ltd whose collective territories encompass all of China.

●

On February 11, 2014, we entered into a loan and security agreement with Silicon Valley Bank securing a US $2.5 million term loan. Under the terms of the loan agreement, the total proceeds of US $2.5 million will be made available in tranches of US$1.5 million at closing and the remaining US$1.0 million at our discretion at any time prior to September 30, 2014 if we remain in compliance with the terms of the agreement.

RESULTS OF OPERATIONS

For the three month period ended June 30, 2014 and 2013:

REVENUES, COST OF GOODS SOLD AND GROSS MARGIN (IN THOUSANDS)

Revenue

	Three Months Ended June 30,		Change 2013 to 2014
	2014	2013	Increase / (Decrease)	Percent Change
Product Sales	3,077	2,748	329	12%
Cost of Sales	1,705	1,606	99	6%
Gross profit on product sales	$1,372	$1,142	$230	20%
Gross margin	44.6%	41.6%

Revenues have increased 12% or $329,000 during the three month period ended June 30, 2014 as compared to June 30, 2013. The change in total revenue is due to the following:

●     Cardiovascular sales have increased 9%, or $0.2 million, primarily due to an increase in sales in China to our new distributors; and

●     Infectious disease, West Nile Virus and Biodefense sales have increased by 30%, or $0.1 million, primarily due to increased sales to our West Nile Virus distributor in the US as a result of increased selling prices and volume.

Gross Margin

Gross profit on product sales increased 20%, or $230,000, during the three month period ended June 30, 2014 compared to June 30, 2013. The change in total gross profit is primarily due to the three percentage point increase in our gross margin percentage from 41.6% in 2013 to 44.6% in 2014. The increase in our gross margin was due to an ongoing reduction in unit manufacturing costs achieved through improvements in manufacturing efficiency during the 2013 fiscal year and continuing into the 2014 fiscal year along with a reduction in component material costs as a result of purchasing from more economical suppliers. In addition, we had a 49% decrease in the amount of inventory provided for or written off related to scrapped, expired, obsolete, or damaged inventory. Finally, we were positively impacted by foreign exchange as the majority of our sales are in US dollars which has appreciated versus the Canadian dollar.

OPERATING EXPENSES (IN THOUSANDS)

	Three Months Ended June 30,		Change 2013 to 2014
	2014	2013	Increase / (Decrease)	Percent Change
Research and development	813	560	253	45%
General and administrative	586	1,038	(452)	(44%	)
Sales and marketing	483	532	(49)	(9%	)
Total Operating Expenses	$1,882	$2,130	$(248)	(12%	)

Research and Development Expenses

Research and development expenses increased by 45%, or $253,000, during the three month period ended June 30, 2014 in comparison to the same period ended June 30, 2013. The increase is primarily due to a $237,000 increase in professional fees associated with increased clinical and regulatory work.

General and Administrative Expenses

General and administrative expenses decreased by 44%, or $452,000, during the three month period ended June 30, 2014 in comparison to the same period ended June 30, 2013. The decrease is primarily due to decreased legal expenses in addition to decreased salary and stock based compensation expenses as a result of the resignation of a member of senior management in 2013.

Sales and Marketing Expenses

Sales and marketing expenses decreased by 9%, or $49,000, during the three month period ended June 30, 2014 in comparison to the same period ended June 30, 2013 primarily due to lower salaries and wages as a result of a decrease in estimated future incentive payments.

OTHER EXPENSES, NET (IN THOUSANDS)

	Three Months Ended June 30,		Change 2013 to 2014
	2014	2013	Increase / (Decrease)	Percent Change
Interest expense and amortization of deferred financing costs and debt discount	226	175	51	29%
Interest income	(4)	(4)	-	0%
Income tax expense	15	14	1	100%
Foreign exchange loss (gain)	4	(46)	50	(109%	)
Unrealized gain on revaluation of warrant liability	(1,039)	(4,470)	3,431	(77%	)
Total Other Income	$(798)	$(4,331)	$3,533	(82%	)

Interest Expense and Amortization of Deferred Financing Costs and Debt Discount

Interest expenses and amortization of deferred financing costs and debt discount increased by 29%, or $51,000, during the three month period ended June 30, 2014 compared to the same period ended June 30, 2013. The increase is primarily due to the interest and amortization costs related to the SVB debt offset by a decrease in interest paid on the repayable leasehold improvement allowance as a result of a decrease in principal in 2014 versus 2013.

Foreign Exchange Loss (Gain)

Foreign exchange loss decreased by $50,000 during the three month period ended June 30, 2014 compared to the same period ended June 30, 2013. Foreign exchange gains and losses are largely due to U.S. dollar balances of cash and cash equivalents, accounts receivable, accounts payable and debt affected by the fluctuations in the value of the U.S. dollar as compared to the Canadian dollar.

Unrealized Gain on Revaluation of Warrant Liability

The unrealized gain on revaluation of the warrant liability is solely due to the mark-to-market revaluation each reporting period of the outstanding warrants, issued during our 2011 rights offering. The fair market value decreased from March 31, 2014 resulting in an unrealized gain of $1.0 million. The fair market value is calculated using a Black-Scholes model with inputs for volatility, risk free interest rate, and expected life of the warrants. The primary reason for the decrease in the value of the liability is the decrease in the fair market value of the shares of the Company in relation to March 31, 2014. A small change in the estimates used in the Black-Scholes pricing model may have a relatively large change in the estimated valuation of the common stock warrants.

For the six month period ended June 30, 2014 and 2013:

REVENUES, COST OF GOODS SOLD AND GROSS MARGIN (IN THOUSANDS)

	Six Months Ended June 30,		Change 2013 to 2014
	2014	2013	Increase / (Decrease)	Percent Change
Product Sales	5,636	6,309	(673)	(11%	)
Cost of Sales	3,145	3,571	(426)	(12%	)
Gross profit on product sales	$2,491	$2,738	$(247)	(9%	)
Gross margin	44.2%	43.4%

Revenues have decreased 11% or $673,000 during the six month period ended June 30, 2014 as compared to June 30, 2013. The change in total revenue is due to the following:

●     Cardiovascular sales have decreased 4%, or $0.2 million, primarily due to reduced sales in China as a result of the transition to new distribution partners which began in the fourth quarter of 2013; and

●     Infectious disease, West Nile Virus and Biodefense sales have decreased by 45%, or $0.5 million, primarily due to the seasonal increase in the demand for Influenza tests during the first quarter of 2013 based on the severity of the 2012 – 2013 Influenza season in addition to the timing of shipments to our distributors.

Gross Margin

Gross profit on product sales decreased 9%, or $247,000, during the six month period ended June 30, 2014 compared to June 30, 2013. The change in total gross profit is primarily due to the 11% decrease in product sales as our gross margin slightly increased from 43.4% in 2013 to 44.2% in 2014. The relatively small increase in gross margin, despite the decrease in sales was due to an ongoing reduction in unit manufacturing costs achieved through improvements in manufacturing efficiency during the 2013 fiscal year and continuing into the 2014 fiscal year along with a reduction in component material costs as a result of purchasing from more economical suppliers. This reduction in costs was offset by a change in product mix described above in Revenue.

OPERATING EXPENSES (IN THOUSANDS)

	Six Months Ended June 30,		Change 2013 to 2014
	2014	2013	Increase / (Decrease)	Percent Change
Research and development	1,624	1,114	510	46%
General and administrative	1,397	1,863	(466)	(25% )
Sales and marketing	1,129	1,016	113	11%
Total Operating Expenses	$4,150	$3,993	$157	4%

Research and Development Expenses

Research and development expenses increased by 46%, or $510,000, during the six month period ended June 30, 2014 in comparison to the same period ended June 30, 2013. The increase is primarily due to a $381,000 increase in professional fees and development costs associated with increased clinical and regulatory work and a $110,000 increase in salaries and wages primarily the result of the expiration of government funding support in 2013 which funded some of our salaries and wages in the prior year.

General and Administrative Expenses

General and administrative expenses decreased by 25%, or $466,000, during the six month period ended June 30, 2014 in comparison to the same period ended June 30, 2013 due to decreased legal expenses along with decreased salary and stock based compensation expenses as a result of a decrease in estimated future incentive payments.

Sales and Marketing Expenses

Sales and marketing expenses increased by 11%, or $113,000, during the six month period ended June 30, 2014 in comparison to the same period ended June 30, 2013 primarily due to salaries, recruiting, and travel expenses associated with increased staffing and expanded sales and marketing initiatives.

OTHER EXPENSES (INCOME), NET (IN THOUSANDS)

	Six Months Ended June 30,		Change 2013 to 2014
	2014	2013	Increase / (Decrease)	Percent Change
Interest expense and amortization of deferred financing costs and debt discount	423	351	72	21%
Interest income	(9)	(7)	(2)	29%
Other income	-	(58)	58	100%
Income tax expense	32	14	18	129%
Foreign exchange loss (gain)	8	(39)	47	(121% )
Unrealized loss (gain) on revaluation of warrant liability	(878)	5,105	(5,983)	(117% )
Total Other Expenses (Income)	$(424)	$5,366	$(5,790)	(108% )

Interest Expense and Amortization of Deferred Financing Costs and Debt Discount

Interest expenses and amortization of deferred financing costs and debt discount increased by 21%, or $72,000, during the six month period ended June 30, 2014 compared to the same period ended June 30, 2013. The increase is primarily due to the interest and amortization costs related to the SVB debt offset by a decrease in interest paid on the repayable leasehold improvement allowance as a result of a decrease in principal in 2014 versus 2013.

Income Tax Expense

The income tax expense is the result of the establishment of our representative office in Shanghai, China. Income tax is owed based on a percentage of operating expenses incurred. The increase is due to the increase in operating activity of our Shanghai office.

Foreign Exchange Loss (Gain)

Foreign exchange loss decreased by $47,000 during the six month period ended June 30, 2014 compared to the same period ended June 30, 2013. Foreign exchange gains and losses are largely due to U.S. dollar balances of cash and cash equivalents, accounts receivable, accounts payable and debt affected by the fluctuations in the value of the U.S. dollar as compared to the Canadian dollar.

Unrealized Loss (Gain) on Revaluation of Warrant Liability

The unrealized gain on revaluation of the warrant liability is solely due to the mark-to-market revaluation each reporting period of the outstanding warrants, issued during our 2011 rights offering. The fair market value decreased from December 31, 2013 resulting in an unrealized gain of $878,000. The fair market value is calculated using a Black-Scholes model with inputs for volatility, risk free interest rate, and expected life of the warrants. The primary reason for the decrease in the value of the liability is the decrease in the fair market value of the shares of the Company in relation to December 31, 2013. A small change in the estimates used in the Black-Scholes pricing model may have a relatively large change in the estimated valuation of the common stock warrants.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents and working capital at June 30, 2014, and December 31, 2013 were as follows (in thousands):

As at,	June 30, 2014	December 31, 2013
Cash and cash equivalents	$2,611	$2,958
Percentage of total assets	19%	21%
Working capital	$(1,989)	$(2,232)
Warrant liability	$4,373	$5,251
Working capital, excluding Warrant liability	$2,384	$3,019

As at June 30, 2014, the Company had a negative working capital balance. Included in current liabilities is a warrant liability that is required to be measured at fair value and is presented as a current liability in accordance with ASC 815. Each warrant may only be exercised on a net cashless exercise basis and no warrant may be exercised at a time when the exercise price equals or exceeds the current market price meaning the potential settlement of any warrant does not require any cash disbursement. Without taking into account the warrant liability mentioned above, the Company’s working capital as at June 30, 2014 is $2.4 million (December 31, 2013 - $3.0 million). The decrease of $0.6 million during the six months ended June 30, 2014 is primarily due to the cash used in operating activities offset by the cash provided by the debt financing received in the first quarter as described below.

FINANCIAL CONDITION

We have financed our operations primarily through equity and debt financings. As of June 30, 2014, the Company has raised approximately $107.2 million from the sale and issuance of equity securities and debt, net of issue costs.

We have sustained continuing losses since our formation and as of June 30, 2014, had a deficit of $119.4 million and historically, have incurred negative cash flows from operations. We completed a private placement in the fourth quarter of 2013 for net proceeds of $2.8 million and on February 11, 2014, we secured a $2.5 million USD term loan. Cash flows from operations are generally impacted by our level of quarterly sales and our ability to manage operating expenses. However, increased quarter over quarter growth also requires additional working capital in the form of higher accounts receivable and greater inventory balances to meet the increased demand. We expect that we will have net negative cash flow from operations over the next several quarters until our growth initiatives provide sustained cash flow positive income (net income (loss) excluding items not involving cash) and sufficient cash flow to offset the additional working capital required to support the growth. In addition, we continue to require cash for our contractual obligations outlined below. We believe that with our current level of financing and our expected level of operations, our cash and cash equivalents balances, including cash generated from operations, will be sufficient to meet the anticipated cash requirements through the next twelve months, provided that we do not violate our debt covenants and the outstanding amounts become current. However, due to the requirements to meet certain financial covenants as part of the term loan and our history of losses and negative cash flow, there is substantial doubt over our ability to continue as a going concern as it is dependent on meeting those covenants and ultimately achieving profitable operations, the outcome of which cannot be predicted at this time.

ONGOING SOURCES AND USES OF CASH

CHANGES IN CASH FLOWS

Changes in cash flows were as follows (in thousands):

For the Six Months Ended June 30,	2014	2013
Cash used in operating activities	(1,526)	(512)
Cash used in investing activities	(145)	(48)
Cash provided by/(used in) financing activities	1,324	(180)
Decrease in cash during the period	$(347)	$(740)

As at June 30, 2014, our cash and cash equivalents balance was $2.6 million. The decrease in our cash and cash equivalents during the six month period ended June 30, 2014 was primarily the result of $1.5 million of cash used in operating activities offset by $1.3 million of cash provided by in financing activities as described below:

Cash Used In Operating Activities

Cash used in operating activities during the six month period ended June 30, 2014 was $1.5 million versus the $512,000 of cash used in operating activities in the prior year. The net cash used in operating activities in 2014 was primarily the result of $1.5 million of cash used in operations because our cash expenses exceeded our gross profit earned on product sales in addition to the net change in non-cash working capital of $47,000 related to operations consisting of the following (in thousands):

For the Six Months Ended June 30,	2014	2013
Trade receivables	166	(84)
Other receivables	76	97
Inventories	(323)	(118)
Prepaid expenses and other	(31)	(48)
Accounts payable and accrued liabilities	51	482
Deferred revenue	14	(71)
Total change in non-cash working capital	$(47)	$258

Explanations of the more significant net changes in working capital during the six month period ended June 30, 2014 are as follows:

●    Trade receivable balances decreased from $875,000 to $709,000 as a result of an increase in prepayments received from customers and the timing of shipments during the period;

●     Inventory balances increased from $2.3 million to $2.6 million primarily due to the stocking of inventory for sales to be made in the third quarter; and

●     Other receivables decreased from $112,000 to $35,000 as a result of the timing of receipt of government refunds.

Cash Used in Investing Activities

Net cash used in investing activities for the six month period ended June 30, 2014 and 2013 was $145,000 and $48,000 respectively which represents cash that was used primarily for the purchase of manufacturing, demonstration, and computer equipment during the first half of 2014.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $1.3 million during the six months ended June 30, 2014 versus $180,000 used in financing activities in the comparative period last year. The cash provided by financing activities in 2014 was the result of $1.7 million of debt proceeds received from SVB offset by $136,000 of deferred financing costs related to this debt and $201,000 of principal payments for the repayable leasehold improvement allowance. The prior year only consisted of principal repayments of the leasehold improvement allowance.

OFF-BALANCE-SHEET ARRANGEMENTS

The Company does not have any off-balance sheet financing arrangements at June 30, 2014.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual commitments as of June 30, 2014 and the effect those commitments are expected to have on liquidity and cash flow in future periods (in thousands).

Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 years	3 - 5 years	More than 5 years
Long-term debt obligations (1)	10,714	1,488	3,298	2,123	3,805
Operating lease obligations (2)	9,469	1,000	2,077	2,186	4,206
Purchase obligations (3)	1,562	876	207	341	138
Total	$21,745	$3,364	$5,582	$4,650	$8,149

(1) Long-term debt obligations consist of the principle and interest payments of our long term debt with SVB and repayable leasehold improvement allowance. The term of the SVB debt is 3 years with principal payments made over 32 months starting October 1, 2014. The term of the repayable leasehold improvement allowance coincides with the term of the lease mention in note (2).

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

During the quarter ended June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses to date and we expect these losses to continue for the near future. As at June 30, 2014, we had an accumulated deficit of $119.4 million and have only generated positive cash flow from operations once, in the first quarter of 2013. Our existing cash resources, along with the funds from the SVB term loan may not be sufficient to fund operations. Accordingly, there is substantial doubt about our ability to continue as a going concern. We may need to seek additional financing to support our continued operations; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. In view of these conditions, our ability to continue as a going concern is dependent upon our ability to obtain such financing and, ultimately, on achieving profitable operations. The outcome of these matters cannot be predicted at this time. The consolidated financial statements for the period ended June 30, 2014 do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should we be unable to continue in business. Such adjustments could be material. If we are unable to generate sufficient revenue, positive cash flow or earnings, or raise sufficient capital to maintain operations, we may not be able to continue operating our business and be forced to sell our Company or liquidate our assets.

For the six month period ended June 30, 2014 and 2013, we have a net loss of $1.2 million and $6.6 million, respectively; however, excluding the non-cash unrealized loss (gain) on revaluation of our warrant liability we have incurred adjusted losses $2.1 million and $1.5 million. We currently are not profitable and expect operating losses to continue. Generating revenues and profits will depend significantly on our ability to obtain sufficient financing and to successfully develop, commercialize, manufacture, and market our products. The time necessary to achieve market success for any individual product is uncertain. No assurance can be given that product development efforts will be successful, that required regulatory approvals can be obtained on a timely basis, if at all, or that approved products can be successfully manufactured or marketed. Consequently, we cannot assure that we will ever generate significant revenue or achieve or sustain profitability. As well, there can be no assurance that the costs and time required to complete commercialization will not exceed current estimates. We may also encounter difficulties or problems relating to research, development, manufacturing, distribution and marketing of our products. In the event that we are unable to generate adequate revenues, cash flow or earnings, to support our operations, or we are unable to raise sufficient capital to do so, we may be forced to cease operations and either sell our business or liquidate our assets.

Current and future conditions in the global economy may have a material adverse effect on our business prospects, financial condition and results of operations.

During the second half of fiscal year 2008, the global financial crisis, particularly affecting the credit and equity markets, accelerated and the global recession deepened, with an exceptionally weak global economy in 2009 and 2010 followed by a mixed economic performance during 2011 through the second quarter of 2014. Though we cannot predict the extent, timing, or ramifications of future financial crisis and the economic outlook in different economies, we believe that a downturn in the world's major economies and the related constraints in the credit markets will heighten a number of material risks to our business, results of operations, cash flows and financial condition, as well as our future prospects, including the following:

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

There are various operational and financial risks associated with international activity. We may face difficulties and risks in our international business, including changing economic or political conditions, export restrictions, currency risks, export controls relating to technology, compliance with existing and changing regulatory requirements, tariffs and other trade barriers, longer payment cycles, problems in collecting accounts receivable, reimbursement levels, government mandated price reductions, reduced protection for intellectual property, potentially adverse tax consequences, limits on repatriation of earnings, the burdens of complying with a wide variety of foreign laws, nationalization, war, insurrection, terrorism and other political risks and factors beyond our control. As a consequence, these potential international risks may prevent us from selling our products in certain jurisdictions, lead to competitive products similar to ours developed and sold without properly licensing our IP, may make it very difficult or even impossible to collect on accounts receivable or may impose a variety of additional expenses on our business such that we cannot sell our products at a profit. For international sales, we price and invoice our products primarily in U.S. dollars and consequently incur a U.S./Canadian foreign exchange risk. Similarly, our customers in countries that do not have the U.S. dollar as their home currency, such as China and Russia, may face additional pricing pressure if the U.S. dollar moves unfavorably against their home currency. We also expect that there may be a greater requirement in the future for sales to European customers to be priced and invoiced in Euros. Any significant adverse change in currency exchange rates may negatively impact our profit margins such that we may not be able to generate positive cash flow or earnings from our operations. To date, we have not made any provision for a currency-hedging program. We periodically evaluate options to mitigate our exposure to currency fluctuations, but there can be no assurance that we will be able to do so.

We are not able to predict sales in future quarters and a number of factors affect our periodic results, which makes our quarterly operating results less predictable.

We are not able to accurately predict our sales in future quarters. A significant portion of our product sales is made through distributors, both domestically and internationally. Many of our distributors or sales agencies in our biggest markets are new. We do not have adequate experience working with them to accurately predict their future performance. As a result, our financial results, quarterly product sales, trends and comparisons are affected by as-yet-untried new distributors, seasonal factors and fluctuations in the buying patterns of end-user customers, our distributors, and by the changes in inventory levels of our products held by these distributors. For example, higher utilization rates of our NT-proBNP test may be due to a higher number of emergency department visits by patients exhibiting shortness of breath, a symptom of both heart failure and of influenza. However, higher utilization may also result from greater awareness, education and acceptance of the uses of our tests, as well as from additional users within the hospitals. Accordingly, our sales in any one quarter or period are not indicative of our sales in any future period.

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

In May 2007, we entered into an agreement to lease a multi-use, 46,000 square foot facility in Vancouver, British Columbia, Canada. Although we have recently brought our Reader manufacturing in-house, this facility, which we have occupied as our main operation center since 2008, is significantly larger than required for our near term production requirements. The excess space is difficult to sublease due to the current layout of the company’s manufacturing operations and the significant availability of space in other buildings in the local real estate market. In addition to rental payments for the facility, we are obligated to repay with interest over the next 9 years the $5.9 million balance due as of June 30, 2014 on the repayable leasehold improvement allowance.

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

All of our test kits, or Kits, and our portable fluorescence readers, or Readers, are currently produced in-house. Some of the components of our Readers are assembled by third party manufacturers. To meet the projected demand for our products, we will require additional equipment to scale up our manufacturing processes. Some of this equipment will require customization that may increase the lead-time from the supplier. If demand for our products significantly exceeds forecasts, or manufacturing equipment is unable to be delivered to us on schedule, we may not be able to meet customer requirements.

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

The success of our technology and products is highly dependent on our intellectual property portfolio, for which we have sought protection through a variety of means, including patents (both issued and pending) and trade secrets, see "Intellectual Property" in our Form 10-K filed with the SEC on March 17, 2014. There can be no assurance that any additional patents will be issued on existing or future patent applications or on patent applications licensed from third parties. Even when such patents have been issued, there can be no assurance that the claims allowed will be sufficiently broad to protect our technologies or that the patents will provide protection against competitive products or otherwise be commercially valuable. No assurance can be given that any patents issued to or licensed to us will not be challenged, invalidated, infringed, circumvented or held unenforceable. In addition, enforcement of our patents in foreign countries will depend on the attitudes, laws and procedures in those foreign jurisdictions. Monitoring and identifying unauthorized use of our technologies or licensed technologies may prove difficult, and the cost of litigation to enforce our IP may impair our ability to guard adequately against such infringement. If we are unable to successfully defend our intellectual property, third parties may be able to use our technology to commercialize products that compete with ours. Further, defending intellectual property can be a very costly and time-consuming process. The costs and delays associated with such a defense, even if successful, may negatively impact our financial position.

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

We determined that material weaknesses had existed in the Company’s internal control over financial reporting in 2010 and 2011, and as a result, had concluded that the respective disclosure controls and procedures and internal control over financial reporting were not effective at the time. Management has addressed the past ineffectiveness of its disclosure controls and procedures and internal controls over financial reporting through improved processes put in place, monitoring of the design and effectiveness of its controls, and changing the management team. As a result of these past material weaknesses, we, or our current or former officers, directors and employees, may be subject to investigation by the SEC or Canadian securities regulators, and civil or criminal sanctions, or shareholder lawsuits, any of which could result in a significant expense whether directly or indirectly through the Company’s statutory or contractual obligations to indemnify such persons, and require significant investments of management time, which may prevent management from focusing its efforts on our business operations.

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

Manufacturing and quality problems have arisen and may arise in the future as we attempt to scale-up our manufacturing capacity to meet potentially higher future sales growth and implement automated and semi-automated manufacturing methods. We rely on third parties for the manufacture of much of our automated and semi-automated manufacturing equipment. Consequently, implementation of automated and semi-automated manufacturing methods may not be achieved in a timely manner or at a commercially reasonable cost, or at all. In addition, we continue to make investments to improve our manufacturing processes and to design, develop and purchase manufacturing equipment that may not yield the improvements that we expect. Unanticipated acceleration and deceleration of customer demand for our products has resulted, and may continue to result, in inefficiencies or constraints related to our manufacturing, which has harmed, and may in the future harm, our gross margins and overall financial results. Such inefficiencies or constraints may also result in delays, lost potential product sales or loss of current or potential customers due to their dissatisfaction.

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

We are organized under the laws of British Columbia, Canada, substantially all of our assets are located outside of the United States and certain members of our directors and officers are residents outside of the United States. Currently, we only maintain a permanent place of business within the United States, for our wholly owned U.S. subsidiary, Response Point Of Care, Inc. As a result, it may be difficult for U.S. investors to affect service of process, or enforce within the United States any judgments obtained against us or those officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. In addition there is uncertainty as to whether the courts of Canada would recognize, or enforce, judgments of United States courts obtained against us, or our directors and officers, predicated upon the civil liability provisions of the securities laws of the United States, or any state thereof; or be competent to hear original actions brought in Canada against us, or our directors and officers, predicated upon the securities laws of the United States, or any state thereof.

Valuation of stock-based payments, which we are required to perform for purposes of recording compensation expense under FASB – ASC 718 "Compensation - Stock Compensation", involves significant assumptions that are subject to change and difficult to predict.

On January 1, 2006 we adopted FAS 123(R), which is now codified as FASB ASC 718 Compensation – Stock Compensation, which requires that we record compensation expense in the statement of income for stock-based payments, such as stock options, using the fair value method. As long as stock-based awards are utilized as part of our compensation strategy, the requirements of ASC 718 have had, and will continue to have, a material effect on our future financial results reported under Generally Accepted Accounting Principles, and make it difficult for us to accurately predict our future financial results.

For instance, estimating the fair value of stock-based payments is highly dependent on assumptions regarding the future exercise behavior of our employees and changes in our stock price. Our stock-based payments have characteristics significantly different from those of freely traded options, and changes to the subjective input assumptions of our stock-based payment valuation models can materially change our estimates of the fair values of our stock-based payments. In addition the actual values realized upon the exercise, expiration, early termination, or forfeiture of stock-based payments might be significantly different than our estimates of the fair values of those awards as determined at the date of grant.

ASC 718 could also adversely impact our ability to provide accurate guidance on our future financial results as assumptions that are used to estimate the fair value of stock-based payments are based on estimates and judgments that may differ from period to period. For instance, we may be unable to accurately predict the timing, amount, and form of future stock-based payments to employees or directors. We may also be unable to accurately predict the amount and timing of the recognition of tax benefits associated with stock-based payments as they are highly dependent on the exercise behavior of our employees, and the price of our stock relative to the exercise and fair value of each outstanding stock option.

For those reasons, among others, ASC 718 may create variability and uncertainty in the compensation expense we will record in future periods, potentially negatively impacting our ability to provide accurate financial guidance. This variability and uncertainty could further adversely impact our stock price, and increase our expected stock price volatility as compared to prior periods.

RISKS RELATED TO OUR INDUSTRY

Products in the biomedical industry, including ours, may be subject to government regulation. Obtaining government approvals can be costly and time consuming. Any failure to obtain necessary regulatory clearances will restrict our ability to sell those products and impede our ability to generate revenue.

As we operate in the biomedical industry, some of our products are subject to a wide variety of government regulation (federal, state, and municipal) both within the United States and in other international jurisdictions. For example, the FDA and comparable regulatory agencies in other countries impose substantial pre-market approval requirements on the introduction of medical products, through lengthy and detailed clinical testing programs and other costly and time consuming procedures. Satisfaction of these requirements is expensive and can take a long period of time depending upon the type, complexity, and novelty of the product. All medical devices manufactured for sale in the United States, regardless of country of origin, must be manufactured in accordance with Good Manufacturing Practices specified in regulations under the Federal Food, Drug, and Cosmetic Act. These practices control the product design process as well as every phase of production from incoming receipt of raw materials, components, and subassemblies to product labeling, tracing of consignees after distribution, and follow-up and reporting of complaint information. Both before and after a product is commercialized, we have ongoing responsibilities under the regulations of the FDA and other agencies. Noncompliance with applicable laws and the requirements of the FDA and other agencies can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing clearances or approvals, and criminal prosecution. The FDA has the authority to request recall, repair, replacement, or refund of the cost of any device manufactured or distributed by us. The FDA also administers certain controls over the import and export of medical devices to and from the United States respectively. The U.S. Clinical Laboratory Improvement Acts of 1988 also affects our medical products. This law is intended to assure the quality and reliability of all medical testing in the United States regardless of where tests are performed. The regulations require laboratories performing clinical tests to meet specified standards in the areas of personnel qualification, administration, and participation in proficiency testing, patient test management, quality control, quality assurance, and inspections.

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

Third party payers can indirectly affect the pricing and, therefore, the relative attractiveness of our products by regulating the maximum amount of reimbursement provided for testing services. These third party payers increasingly challenge prices paid for medical products, and the cost effectiveness of such products due to global pressure on healthcare costs. If the reimbursement amounts for testing services are decreased in the future, it may decrease the amount that physicians and hospitals are able to charge patients for such services and therefore the prices that we, or our distributors, can charge for our products. Consequently our ability to generate revenue and/or profits may be negatively impacted for both existing and new products.

Significant uncertainty exists as to the reimbursement potential of newly cleared health care products, if any. The reimbursement amounts paid by third-party payers on existing medical products can be reduced at any time. There can be no assurance that products will be considered cost effective, or that reimbursement from third party payers will be available, or, if available, that reimbursement will not be limited, thereby adversely affecting our ability to sell products or sell our products at a profit.

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

In the biodefense and West Nile Virus testing markets, there is currently an absence of regulatory checks and balances and there is significant market uncertainty and misinformation. While we believe it is likely that future regulatory requirements in these markets will come into effect, the form and substance of these regulations remain highly uncertain. The effect of government regulations may be to prevent or to delay marketing and pricing of any new products for a considerable or indefinite period or to require additional studies prior to approval. Federal, state and foreign regulations, or lack thereof, regarding the sale of environmental testing devices are subject to change. We cannot predict the impact, if any, such changes may have on our business.

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

In addition to the specific competitive risks from rapid diagnostic manufacturers that we face in the market for our tests, we face intense competition in the general market for diagnostic testing including companies making laboratory-based tests and analyzers, and clinical reference laboratories. Currently, the majority of diagnostic tests prescribed by physicians and other healthcare providers are performed by independent clinical reference laboratories and hospital-based laboratories using automated testing systems. Therefore, in order to achieve market acceptance for our products, we will be required to demonstrate that our products provide clinical benefit and are cost-effective and time saving alternatives to automated tests traditionally used by clinical reference laboratories or hospital-based laboratories.

Companies operating in our industry may be impacted by potential healthcare reform, including decreased reimbursement for our product’s use. Such healthcare reform may include pricing restrictions on medical products, including ours, that may restrict our ability to sell our products at a profit.

Healthcare reform bills that have been before the United States Congress and government officials in other countries contemplate changes in the structure, financing, and delivery of healthcare services. These and any future healthcare reforms may have a substantial impact on the operations of companies in the healthcare industry worldwide, including us. Such reforms could include product pricing restrictions, excise taxes, or additional regulations governing the usage of medical products. No assurances can be given that any such proposals, or other current, or future, legislation in the United States, or other countries, will not adversely affect our product development and commercialization efforts, results of operations, or financial condition. At this time, we are unaware of any recent legislation or pending legislative proposals that will materially negatively affect our business other than the imposition of a 2.3% Excise Tax on the importation price of our products into the U.S. effective December 31, 2012.

The impact of consolidation of several major competitors in the market for immunoassay testing is difficult to predict and may harm our business.

The market for immunoassay-based diagnostic testing is rapidly changing as a result of consolidation in the industry. Previously, Siemens acquired Bayer Diagnostics, Diagnostic Products Corp., and Dade; and Biosite entered into a merger agreement with Alere. There have been many acquisitions in the medical diagnostics market including several by Alere, which helped the company expand its presence in the market for rapid diagnostic tests used in hospitals and doctors' offices. Siemens and Alere both have significant existing businesses in diagnostics and/or related markets for healthcare equipment and services. It is unclear how these completed, or future, acquisitions will impact the competitive landscape for our products, or for hospital-based diagnostic testing in general. However, because these competitors sell a broad range of product offerings to our prospective hospital customers, and because of the substantially greater financial resources and more established marketing, sales, and service organizations that they each have, we believe there is greater risk that these new consolidated competitors may offer discounts as a competitive tactic, or may hold other competitive advantages as a result of their ability to sell to a broader menu of important hospital infrastructures, for equipment and information systems, on a combined, or bundled basis.

Our business and industry is affected by seasonality, including governmental budget cycles. We may not be able to successfully scale up operations to meet demand during peak seasonal periods or scale down operations during periods of low demand, which could result in lost revenue and/or reduced manufacturing efficiencies, negative cash flows and losses.

Our operating results may fluctuate from quarter to quarter due to many seasonal factors. Many of our prospective customers are government related organizations at a federal, state/provincial or municipal level. Consequently, our sales may be tied to government budget and purchasing cycles. Sales may also be slower in the traditional vacation months, could be accelerated in the first or fourth calendar quarters by customers whose annual budgets are about to expire (especially affecting purchases of our test Readers), may be distorted by unusually large Reader shipments from time to time, or may be affected by the timing of customer cartridge ordering patterns. Seasonality may require us to invest significantly in additional resources including equipment, labor, and inventory to meet demand during peak seasonal periods. There can be no assurance that we will be successful in putting in place the resources to meet anticipated demand, which could lead to lost revenue opportunities. If we cannot scale down our operations and expenses sufficiently during periods of low demand for our products, we may experience significantly negative cash flow and operating losses. If we are unable to adequately forecast seasonal activity, we may experience periods of inventory shortages or excesses that would negatively impact our working capital position.

RISKS RELATED TO OUR COMMON STOCK

As we have a large number of warrants and stock options outstanding, our shareholders will experience dilution from these options and warrants in the event that they are exercised.

As of June 30, 2014 we had outstanding stock options to purchase an aggregate of 1,455,362 shares, at exercise prices between $1.02 and $23.00, warrants to purchase an aggregate of 5,012,229 shares at exercise prices between $1.492 and $3.85, and 72,896 restricted share units, which in total, represents 45% of our fully diluted outstanding share capitalization at that date. To the extent that these outstanding options and warrants are exercised, considerable dilution to the interests of our shareholders will occur.

The price of our common stock may be volatile, and a shareholder's investment in our common stock could suffer a decline in value.

There has been significant volatility in the volume and market price of our common stock, and this volatility may continue in the future. This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of "bid" and "ask" quotations, and generally lower trading volume. In addition, factors such as quarterly variations in our operating results, changes in financial estimates by securities analysts or our failure to meet our or their projected financial and operating results, litigation involving us, general trends relating to the medical device industry, actions by governmental agencies, national economic and stock market considerations, as well as other events and circumstances beyond our control, could have a significant impact on the future market price of our common stock and the relative volatility of such market price.

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

10.2	Security Agreement, dated as of February 11, 2014, by and between Silicon Valley Bank and Response Biomedical Corp.	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K as filed on February 13, 2014
10.2	First Amendment to Loan Agreement, dated as of April 14, 2014, by and between Silicon Valley Bank and Response Biomedical Corp	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K as filed on April 15, 2014
14	Company’s Code of Ethics	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 10-K for the year ended December 31, 2011 as filed on March 29, 2012
31.1	CEO's Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934
31.2	CFO's Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934
32.1	CEO's Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350
32.2	CFO's Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350
101

The following materials from Response Biomedical Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) unaudited Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013, (ii) unaudited Consolidated Balance Sheets as of June 30, 2014, (iii) audited Consolidated Balance Sheets as of December 31, 2013, (iv) unaudited Consolidated Statements of Shareholders’ Equity/Deficit (v) unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (vi) unaudited Notes to Consolidated Financial Statements

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Response Biomedical Corp.
(Registrant)

Date:	August 13, 2014	/s/ Jeffrey L. Purvin
Jeffrey L. Purvin
Chief Executive Officer

Date:	August 13, 2014	/s/William J. Adams
William J. Adams
Chief Financial Officer