Form 10-Q
period 2014-09-30
RESPONSE BIOMEDICAL CORP
filed 2014-11-13
CIK 806888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

    Yes  ☒   No  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act:

Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,949,285 as of October 31, 2014.

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

Response Biomedical Corp.

Consolidated Financial Statements

(Unaudited)

(Expressed in Thousands of Canadian dollars, Except Share Data)

As of September 30, 2014 and December 31, 2013 and for the Three and Nine Month Periods Ended September 30, 2014 and 2013.

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED BALANCE SHEETS

[See Note 2 - Basis of Presentation and Going Concern Uncertainty]

(Unaudited)

(In thousands of Canadian dollars)

	September 30, 2014	December 31, 2013
ASSETS	$	$
Current
Cash and cash equivalents	1,710	2,958
Trade receivables, net	323	875
Other receivables	27	112
Inventories [note 5]	2,581	2,250
Prepaid expenses and other	216	123
Deferred debt financing costs	180	73
Total current assets	5,037	6,391
Long-term prepaid expenses	93	93
Restricted deposits [note 8]	901	901
Property, plant and equipment	6,285	6,819
Total assets	12,316	14,204

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current
Accounts payable and accrued liabilities [note 6]	3,812	2,727
Term loan [note 7]	1,632	-
Lease inducements - current portion [note 8]	169	170
Repayable leasehold improvement allowance - current portion [note 8]	448	413
Deferred revenue - current portion	104	62
Warrant liability [notes 4 and 9]	2,901	5,251
Total current liabilities	9,066	8,623
Lease inducements [note 8]	1,239	1,366
Repayable leasehold improvement allowance [note 8]	5,328	5,669
Deferred revenue	5	28
	15,638	15,686
Commitments [note 10]
Shareholders' deficit
Common shares [note 9]	102,091	101,945
Additional paid-in capital [note 9]	15,109	14,742
Deficit	(120,522)	(118,169)
Total shareholders' deficit	(3,322)	(1,482)
	12,316	14,204

See accompanying notes

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands of Canadian dollars, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	$	$	$	$
REVENUE
Product sales [note 11]	2,199	2,088	7,835	8,397
Cost of sales [notes 5, 9, and 10]	1,494	1,363	4,639	4,934
Gross profit on product sales	705	725	3,196	3,463

EXPENSES [notes 9 and 10]
Research and development	881	614	2,505	1,728
General and administrative	1,294	938	2,691	2,801
Sales and marketing	819	550	1,948	1,566
Total operating expenses	2,994	2,102	7,144	6,095

OTHER EXPENSES (INCOME)
Interest expense and amortization of deferred financing costs and debt discount [note 8]	226	173	649	525
Interest income	(3)	(3)	(11)	(10)
Other income	-	-	-	(58)
Income tax expense	18	12	49	27
Foreign exchange loss (gain)	60	38	68	(1)
Unrealized loss (gain) on revaluation of warrant liability [note 4]	(1,472)	950	(2,350)	6,055
Total other expenses (income)	(1,171)	1,170	(1,595)	6,538
Net loss and comprehensive loss for the period	(1,118)	(2,547)	(2,353)	(9,170)

Loss per common share - basic and diluted [note 9]	(0.14)	(0.39)	(0.30)	(1.40)

Weighted average number of common shares outstanding - basic and diluted [note 9]	7,947,737	6,577,664	7,924,440	6,550,368

See accompanying notes

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY/(DEFICIT)

(Unaudited)

(In thousands of Canadian dollars, except share data)

	Common Stock Issued and Outstanding		Additional paid in capital	Deficit	Total Shareholders' Equity/ (Deficit)
	# of shares	$	$	$	$
Balance at December 31, 2012	6,455,206	99,289	13,203	(112,171)	321
Net loss	-	-	-	(5,998)	(5,998)
Private placement, net of issue costs	1,273,117	2,055	695	-	2,750
Net shares issued upon exercise of warrants	122,458	562	-	-	562
Net shares issued upon conversion of restricted share units	20,144	39	(39)	-	-
Stock-based compensation expense	-	-	660	-	660
Restricted share units	-	-	223	-	223
Balance at December 31, 2013	7,870,925	101,945	14,742	(118,169)	(1,482)
Net loss	-	-	-	(2,353)	(2,353)
Net shares issued upon conversion of restricted share units	78,360	146	(146)	-	-
Warrants issued	-	-	73	-	73
Stock-based compensation expense	-	-	327	-	327
Restricted share units	-	-	113	-	113
Balance at September 30, 2014	7,949,285	102,091	15,109	(120,522)	(3,322)

See accompanying notes

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of Canadian dollars)

Nine Months Ended September 30,	2014	2013
OPERATING ACTIVITIES	$	$
Net loss for the period	(2,353)	(9,170)
Add (deduct) items not involving cash:
Depreciation of property, plant and equipment	743	750
Amortization of deferred lease inducements	(128)	(129)
Amortization of deferred financing costs	72	-
Amortization of discount on debt	23	-
Stock-based compensation	327	506
Unrealized loss (gain) on revaluation of warrant liability	(2,350)	6,055
Other non-cash items	20	-
Changes in non-cash working capital:
Trade receivables	552	726
Other receivables	85	107
Inventories	(331)	(116)
Prepaid expenses and other	(93)	(57)
Accounts payable and accrued liabilities	1,139	888
Deferred revenue	18	(95)
Cash used in operating activities	(2,276)	(535)

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(179)	(115)
Cash used in investing activities	(179)	(115)

FINANCING ACTIVITIES
Repayment of repayable leasehold improvement allowance	(306)	(273)
Proceeds from debt	1,661	(5)
Debt financing costs	(148)	-
Cash provided by (used in) financing activities	1,207	(278)

Decrease in cash during the period	(1,248)	(928)
Cash and cash equivalents, beginning of period	2,958	2,080
Cash and cash equivalents, end of period	1,710	1,152

See accompanying notes

RESPONSE BIOMEDICAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   DESCRIPTION OF BUSINESS

Response Biomedical Corp. (“Response” or the “Company”) was incorporated on August 20, 1980 under the predecessor to the Business Corporations Act (British Columbia). The Company’s wholly owned US subsidiary, Response Point of Care Inc., was incorporated on November 9, 2012 in the State of Delaware. The Company is engaged in the research, development, commercialization and distribution of diagnostic technologies for the medical point of care (“POC”), laboratory and on-site environmental testing markets. POC and on-site diagnostic tests (or assays) are simple, non-laboratory based tests performed using portable hand-held devices, compact desktop analyzers, single-use test cartridges and/or dipsticks. Since 1996, the Company has developed and commercialized a proprietary diagnostic system called RAMP®.

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

During the nine month period ended September 30, 2014, the Company has incurred a net loss of $2.4 million and negative cash flows from operating activities of $2.3 million. As of September 30, 2014, the Company had a cash balance of $1.7 million, an accumulated deficit of $120.5 million, a shareholders’ deficit of $3.3 million, and a negative working capital balance of $4.0 million. In addition, the Company has various operating leases and purchase commitments for inventory (refer to note 10). Included in current liabilities is a warrant liability in the amount of $2.9 million that is required to be measured at fair value and is presented as a current liability in accordance with Accounting Standards Codification Topic 815 – Derivatives and Hedging (“ASC 815”). Each warrant may only be exercised on a net cashless exercise basis and no warrant may be exercised at a time when the exercise price equals or exceeds the current market price meaning the potential settlement of any warrant does not require any cash disbursement. Without taking into account the warrant liability mentioned above, current liabilities exceed current assets by $1.1 million.

The ability of the Company to continue as a going concern is uncertain and dependent on the Company’s ability to restructure its existing term loan, obtain additional financing and/or achieve cash flow positive operations. Management has, thus far, financed the operations through a series of equity and debt financings. On February 11, 2014, the Company announced that it had secured a US $2.5 million term loan from Silicon Valley Bank (“SVB”) of which only US $1.5 million has been drawn down as of September 30, 2014. Refer to note 7 for the significant terms of the loan. On October 1, 2014 and November 3, 2014, the Company announced that it had and anticipates that it will breach certain financial covenants of the term loan agreement and has therefore reclassified the term loan as a current liability. The Company has entered into a forbearance agreement with SVB in which SVB has agreed not to exercise its rights in respect of the breach or anticipated breach until December 15, 2014. The Company is currently renegotiating terms of the term loan during the forbearance period, including a revision to the financial covenants. Refer to notes 7 and 12[b] for a discussion of the forbearance agreement.

In addition, on October 15, 2014, the Company announced that it has entered into a funded Technology Development Agreement and three Binding Term Sheets with Hangzhou Joinstar Biomedical Technology Co. Ltd. (“the Joinstar Agreements”) to support the co-development by Response and Joinstar of components and multiple assays that will run on a high throughput rapid immunoassay analyzer developed by Joinstar. Under the terms of the Joinstar Agreements, Response is eligible to receive cash proceeds of approximately $8.82 million. These proceeds are comprised of US $3.8 million of development milestone payments over the planned fifteen month development period, US $2.13 million of revenue based payments over the first five years of commercialization of the co-developed assays, and $2.2 million of equity expected to be closed by December 31, 2014. Refer to note 12[a] for a discussion of the Joinstar Agreements.

Management believes that, with the new Joinstar Agreements and provided that the renegotiation of the term loan with SVB is successful or a further forbearance or waiver is granted, based on the current level of operations and excluding out of the ordinary cash management measures, the Company’s cash and cash equivalent balances, including cash generated from operations, will be sufficient to meet the anticipated cash requirements through the next twelve months. However, due to the recent breach of a financial covenant described above, and the Company’s history of losses, there is substantial doubt over the Company’s ability to continue as a going concern as it is dependent on meeting the financial covenants and renegotiating its current term loan with SVB or obtaining additional financing and ultimately achieving profitable operations, the outcome of which cannot be predicted at this time. The consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. Such adjustments could be material.

3.   RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued Accounting Standard Update ("ASU") 2014-09, "Revenue from Contracts with Customers", which will supersede most of the existing revenue recognition guidance under U.S. GAAP. This ASU requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The ASU allows for either full retrospective or modified retrospective adoption. The Company is currently evaluating the potential effect of this ASU on its financial statements and related disclosures.

In August 2014, the FASB issued Accounting Standards Updated, or ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 2015-40) (“ASU 2014-15”). ASU 2014-15 provides guidance to U.S. GAAP about management’s responsibility to evaluate whether there is a substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This new rule requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles currently in the U.S. auditing standards. Specifically, ASU 2014-15 (1) defines the term substantial doubt, (2) requires an evaluation of every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plans, (4) requires an express statement and other disclosures when substantial doubt is not alleviated, and (5) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). This guidance is effective for annual periods ending after December 15, 2016. The Company is currently evaluating the potential effect of this ASU on its financial statements and related disclosures.

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

For certain of the Company’s financial instruments, including cash and cash equivalents, trade receivables, other receivables, accounts payable, and accrued liabilities, the carrying amounts approximate fair values due to their short-term nature. The carrying value of the restricted deposits approximates its fair value due to the nature of the cash deposit. The fair value of the term loan approximates its carrying value as the term loan with SVB was secured during the first quarter of 2014 and therefore approximates the current market rate for the term loan. The fair value of the repayable leasehold improvement allowance approximates its carrying value, as the fixed interest rate of 11% is considered to approximate the current market rate.

The fair value hierarchy level at which a financial instrument is categorized is determined on the basis of the lowest level input that is significant to the fair value measurement (in thousands):

Financial Instruments carried at fair value as of September 30, 2014

	Level 1	Level 2	Level 3	Total
Liabilities	$	$	$	$
Warrant Liability	-	-	2,901	2,901

As of September 30, 2014, the warrant liability is recorded at its fair value of $2.9 million. The Company reassesses the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, contractual term of the warrant, and risk-free interest rate (refer to note 9[g]).  The computation of expected volatility was based on the historical volatility of the Company’s stock. A small change in the estimates used in the Black-Scholes pricing model may have a relatively large change in the estimated valuation of the common stock warrants.

The following table presents the changes in fair value of the Company’s total Level 3 financial liabilities for the nine month period ended September 30, 2014 (in thousands):

	Balance at December 31, 2013	Unrealized Gain	Exercise of Warrants	Balance at September 30, 2014
Warrant Liability	5,251	(2,350)	-	2,901

Quantitative information about unobservable inputs used in Level 3 fair value measurements is presented below:

	Valuation Technique	Unobservable Input	As at September 30, 2014	As at December 31, 2013
Warrant Liability	Option Model	Stock Price Volatility	106%	140%

A 5% increase or decrease in stock price volatility would cause an approximate corresponding $125,000 increase or decrease to the Warrant Liability ($100,000 – December 31, 2013).

5.   INVENTORIES

Inventories are comprised of the following (in thousands):

	September 30, 2014	December 31, 2013
	$	$
Raw materials	1,438	1,155
Work in progress	400	198
Finished goods	743	897
	2,581	2,250

The carrying value of inventory as of September 30, 2014 includes a provision for expired, obsolete and damaged inventory in the amount of $129,000 [December 31, 2013 - $60,000]. For the three and nine month period ended September 30, 2014, inventory write-down and obsolescence charges/(recoveries) were $76,000 and $198,000 [2013 - $(6,000) and $157,000].

6.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities comprise (in thousands):

	September 30, 2014	December 31, 2013
	$	$
Trade accounts payable	1,215	1,232
Employee related accounts payable and accrued liabilities	1,510	913
Royalties	162	172
Other accrued liabilities	925	410
	3,812	2,727

Accounts payable and accrued liabilities include $28,000 of debt financing costs and $30,000 of additions to property, plant, and equipment as at September 30, 2014. These amounts have been excluded from cash provided by (used in) financing activities and cash used in investing activities respectively on the consolidated statements of cash flows for the nine months ended September 30, 2014 as the cash had not been disbursed as of that date. Consequently, both amounts have been excluded from cash used in operating activities.

7.   TERM LOAN

On February 11, 2014, the Company entered into a loan and security agreement with SVB providing for a US $2.5 million term loan. The loan is secured by substantially all of the assets of the Company and includes financial covenants related to certain revenue and liquidity targets. The revenue targets state that the Company’s trailing three-month revenue shall be equal to or greater than $1.5 million from the Effective Date through May 31, 2014, $2.5 million from June 30, 2014 through August 31, 2014, $3.0 million from September 30, 2014 through November 30, 2014, and $3.75 million as at December 31, 2014. In addition, the loan requires the ratio of the total of the Company’s unrestricted cash and net Accounts receivable to the aggregate outstanding amount owed to SVB to be equal to or greater than 1.15 to 1.00. Under the terms of the loan agreement, the total proceeds of US $2.5 million will be made available in tranches of US$1.5 million upon closing and the remaining US$1.0 million was available at the discretion of the Company at any time prior to September 30, 2014 if the Company remained in compliance with the terms of the loan agreement. The second tranche was not drawn as of September 30, 2014. The loan matures on May 1, 2017 and bears an interest rate of Wall Street Journal Prime Rate plus 2.5% annually. Interest only payments will be made until October 1, 2014 at which time, 32 equal monthly installments of principal plus accrued interest will be made through to maturity. The loan contains a voluntary prepayment option whereby the principal amount can be prepaid in whole, or in part, for a fixed fee if a prepayment is made on or before February 10, 2016. Response provided SVB with 52,796 warrants with an exercise price of $1.831 per warrant and a term of 10 years. These warrants were measured at their fair market value using the Black-Scholes model on the date of the grant using the following assumptions: Risk free interest rate: 2.04%; Expected dividend yield: 0.0%; Expected life (in years): 10.0 years; Expected volatility: 110%. The estimated fair value of the warrants was $73,000 and was recorded as a debt discount which is being amortized into income over the term of the loan using the effective interest method. In addition, there were $224,000 of fees related to the term loan which are also being amortized over the term of the loan using the effective interest method. Amortization of the debt discount for the three and nine month periods ended September 30, 2014 was $9,000 and $23,000 (2013 – nil and nil) and amortization of the deferred financing costs for the three and nine month periods ended September 30, 2014 was $28,000 and $70,000 (2013 – nil and nil). Both of these amounts are included in interest expense and amortization of deferred financing costs and debt discount on the consolidated statements of loss and comprehensive loss.

The Company did not meet the covenant of trailing three-month revenue of equal to or greater than $3.0 million for the period ended September 30, 2014.  Due to this breach of the covenant, SVB is contractually entitled to declare a default and request immediate repayment of the outstanding loan amount of $1.68 million. The outstanding balance is presented as a current liability as at September 30, 2014. The Company entered into a forbearance agreement with SVB as of September 30, 2014 where SVB granted a forbearance under which it agreed not to exercise its rights in respect of this breach until October 31, 2014. On November 3, 2014, as a result of not meeting the trailing three month revenue covenant as of October 31, 2014 and the anticipation that further breaches of the revenue covenant may occur, the Company entered into a second forbearance agreement extending the forbearance period to December 15, 2014. Management is in the process of renegotiating the terms of the loan agreement with SVB.

Debt is comprised of the following amounts (in thousands):

	September 30, 2014	December 31, 2013
	$	$
Term loan	1,681	-
Unamortized debt discount	(49)	-
Term loan, net of debt discount	1,632	-

8.   LEASE INDUCEMENTS

Lease agreements entered into by the Company for its offices provides for lease inducements to be provided by the landlord to the Company, which are summarized as follows (in thousands):

	September 30, 2014	December 31, 2013
	$	$
Current Portion
Rent-free inducement [i]	54	55
Non-repayable leasehold improvement allowance [ii]	115	115
	169	170
Repayable leasehold improvement allowance [iii]	448	413
Total Current Portion	617	583

Long-Term Portion
Rent-free inducement [i]	398	439
Non-repayable leasehold improvement allowance [ii]	841	927
	1,239	1,366
Repayable leasehold improvement allowance [iii]	5,328	5,669
Total Long-Term Portion	6,567	7,035
Total	7,184	7,618

The lease inducements disclosed on the consolidated balance sheets as a result of these benefits is comprised of the following:

[i]          In 2007, the Company entered into a long-term facility lease agreement that included an eight and one half month rent-free period from May 17, 2007 to February 1, 2008. The lease inducement benefit arising from the rent-free period is being amortized on a straight-line basis over the term of the operating lease as a reduction to rental expense. Amortization expense for the three and nine month period ended September 30, 2014 amounted to $14,000 and $41,000 [2013 - $14,000 and $41,000].

[ii]         The Company received a non-repayable allowance for an amount of $1.7 million for expenditures related to general upgrades to the facility. The lease inducement benefit arising from the non-repayable leasehold improvement allowance is being amortized on a straight-line basis over the balance of the term of the lease beginning April 1, 2008 as a reduction to rental expense. Amortization expense for the three and nine month period ended September 30, 2014 amounted to $29,000 and $86,000 [2013 - $29,000 and $86,000].

[iii]        The Company received a repayable leasehold improvement allowance for an amount of $7.8 million used for additional improvements to the facility. This lease inducement is being repaid over the term of the operating lease commencing February 1, 2008 at approximately $89,000 per month including interest calculated at an interest rate negotiated between the Company and the landlord. Principal repayments for the three and nine month period ended September 30, 2014 amounted to $105,000 and $306,000 [2013 - $94,000 and $274,000]. Interest payments for the three and nine month period ended September 30, 2014 amounted to $161,000 and $491,000 [2013 - $172,000 and $522,000].

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

[b]          Issued

2013 Private Placement

On November 7, 2013, the Company’s shareholders approved a brokered and non-brokered private placement of 1,273,117 subscription receipts (the “Subscription Receipts”) at a price of $2.45 for aggregate gross proceeds of $3.1 million. Each Subscription Receipt automatically entitled the holder to receive one unit. Each unit consisted of one common share and one-half of one warrant to purchase one common share. Each whole warrant has a term of 36 months and an exercise price of $3.58.

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

Of the 1,589,857 stock options authorized for grant under the 2008 Plan as at September 30, 2014, 412,014 options are available for grant.

The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model based on the assumptions noted in the following table:

Nine Month Ended September 30,	2014	2013
Risk-free interest rates	2.04%	1.66%
Expected dividend yield	0%	0%
Expected life (in years)	5.88	5.74
Expected volatility	126%	123%
Fair value per stock option	$1.33	$2.68

The expected volatility reflects the assumption that the historical volatility of common stock of the Company over a period similar to the expected life of the options is indicative of future trends. The Company estimates the risk-free interest rate using the Bank of Canada bond yield with a remaining term equal to the expected life of the option. The Company uses the simplified method for estimating the stock option term for stock option grants during the three and nine month period ended September 30, 2014 as the Company has determined that the stock options are “plain vanilla” and historical share option exercises do not apply as the vesting term and contractual lives have significantly changed from those stock options exercised previously.

At September 30, 2014, the following stock options were outstanding:

Range of exercise price			Number of shares under option	Weighted average remaining contractual life	Weighted average exercise price	Number of options currently exercisable	Weighted average exercise price
		$	#	(years)	$	#	$
1.02	-	1.80	598,940	8.55	1.51	277,792	1.52
		2.20	389,794	7.51	2.20	341,415	2.20
3.00	-	3.10	186,700	8.47	3.10	156,958	3.10
6.80	-	8.20	1,824	1.37	7.70	911	7.70
		23.00	585	0.19	23.00	585	23.00
1.02	-	23.00	1,177,843	8.18	2.01	777,661	2.18

The options expire at various dates from December 10, 2014 to August 14, 2024.

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of optioned	Weighted average
	common shares	exercise price
	#	$
Balance, December 31, 2013	1,130,628	2.08
Options granted	390,990	1.51
Options forfeited	(343,775)	1.67
Balance, September 30, 2014	1,177,843	2.01

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

	Number	Weighted average
	of RSUs	exercise price
	#	$
Balance, December 31, 2013	98,325	1.88
RSUs granted	72,347	1.56
RSUs converted to common shares	(78,390)	(1.86)
Balance, September 30, 2014	92,282	1.64

The RSUs that were granted during the three and nine month period ended September 30, 2014 were to settle a director compensation liability that was recorded in accounts payable and accrued liabilities. The $113,000 liability has been excluded from the change in accounts payable and accrued liabilities on the consolidated statement of cash flows.

Of the 198,732 RSUs authorized for grant under the RSU Plan as at September 30, 2014, 106,450 RSUs are available for grant.

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

Of the 198,732 DSUs authorized for grant under the DSU Plan as at September 30, 2014, all are available for grant.

[f]          Stock-based compensation

The following table shows stock-based compensation allocated by type of cost (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30
	2014	2013	2014	2013
	$	$	$	$
Cost of sales	9	8	27	24
Research and development	11	12	34	34
General and administrative	68	160	236	422
Sales and marketing	7	10	30	26
	95	190	327	506

As of September 30, 2014, the total unrecognized compensation related to stock options granted, net of estimated forfeitures, is $360,000, which is expected to be recognized over a weighted average service period of 1.10 years.

[g]          Common share purchase warrants

At September 30, 2014, there were 86,810,786 warrants outstanding to purchase shares of common stock, with expiry dates ranging from November 7, 2015 to February 11, 2024. Of the total 86,810,786 warrants outstanding, 86,103,744 warrants (the warrants related to the 2011 financing) entitle the holder thereof to purchase 1/20th of a common share of the Company at a price of $1.49 per whole common share; 636,557 warrants (the private placement warrants) entitle the holder thereof to purchase one common share of the Company at a price of $3.58 per common share; 17,689 warrants (the agent warrants) entitle the holder thereof to purchase one common share of the Company at a price of $2.45 per common share; and 52,796 warrants (the Silicon Valley Bank warrants) entitle the holder thereof to purchase one common share of the Company at a price of $1.83 per common share.

Common share purchase warrant transactions and the number of warrants outstanding are summarized below:

	Number of	Weighted average
	warrants	exercise price
	#	$
Balance, December 31, 2013	86,757,990	0.1088
Warrants issued	52,796	1.8310
Balance, September 30, 2014	86,810,786	0.1019

The estimated fair value of the warrants related to the 2011 financing is reassessed at each balance sheet date using the Black-Scholes option pricing model.  The following assumptions were used to value the warrants on the following balance sheet dates:

As at September 30,	2014	2013
Risk-free interest rates	1.12%	1.69%
Expected dividend yield	0%	0%
Expected life (in years)	2.25	3.25
Expected volatility	106%	132%
Fair value of warrant	$0.0337	$0.1067

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

86,810,786 warrants, 1,177,843 stock options and 92,282 restricted share units have been excluded from the computation of diluted earnings per share for the three and nine month periods ended September 30, 2014 as the Company has incurred a net loss during both periods and their inclusion would be anti-dilutive to the loss per share (2013 - 86,103,744 warrants and 1,142,769 stock options were excluded).

10.   COMMITMENTS

[a]        License agreements

[i]         The Company entered into a non-exclusive license agreement, effective July 2005, as amended June 2008, to use and sublicense certain technology (“Technology”) for one of the Company’s cardiac tests. In consideration for these rights, the Company paid a non-refundable license issuance fee of $2,000,000 in the first two years after execution of the agreement and is required to pay quarterly royalties on the sale of products that incorporate the Technology. For the three and nine month period ended September 30, 2014, the Company incurred an expense of $119,000 and $393,000 [2013 - $101,000 and $471,000] for royalties.

[ii]         The Company entered into a non-exclusive license and supply agreement, effective June 30, 2009, to purchase certain proprietary materials and use related intellectual property to manufacture, sell and have sold lateral flow immunoassay products. In consideration for these rights, the Company is to pay a non-refundable, non-creditable license fee, of USD$85,000 in 17 equal quarterly payments of US $5,000 commencing December 31, 2009. The required payments were made by December 31, 2013 and therefore, no expense was incurred during the three and nine month period ended September 30, 2014 [2013 - $5,000 and $15,000]. In addition, the company is required to make minimum annual purchases of material under this agreement that is included in note 10[d].

All royalty and license fees incurred are included in cost of sales.

[b]          Supply agreement

The Company entered into a supply agreement, effective September 2003 for certain reagents for the Company’s RAMP® West Nile Virus Test. In addition to paying for the reagent purchased, the Company is required to pay the supplier semi-annual royalties equal to 10% of net revenue generated from the sale of the Company’s RAMP® West Nile Virus Test. The initial term of the agreement was three years from the effective date and is automatically renewed for successive periods of one year until either party terminates the agreement. For the three and nine month period ended September 30, 2014, the Company incurred an expense of $12,000 and $43,000 [2013 - $12,000 and $47,000] for royalties to the supplier. These royalties are included in cost of sales.

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

For the three and nine month period ended September 30, 2014, $199,000 and $587,000 [2013 - $201,000 and $606,000] was incurred for expenses related to base rent, administrative and management fees, estimated property taxes offset by amortization of both the rent-free inducement [note 8[i]] and non-repayable leasehold improvement allowance [note 8[ii]]. These expenses are allocated to cost of sales, research and development, general and administrative, and sales and marketing expenses.

[d]          Purchase commitments

As at September 30, 2014, the Company has outstanding purchase commitments of $1.3 million to purchase inventory over the next six years of which $430,000 will be completed during the next twelve months.

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

Customers that represent a concentration risk are those customers who represent 10% or greater of our total revenue. For the three month period ended September 30, 2014, $1.4 million (61%) in product sales was generated from two customers [2013 - $1.5 million (71%) from three customers]. For the nine month period ended September 30, 2014, $5.0 million (64%) in product sales was generated from three customers [2013 - $5.1 million (61%) from two customers].

Product sales by customer location were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30
	2014	2013	2014	2013
	$	$	$	$
China	1,366	1,231	4,772	5,149
United States	232	298	964	1,456
Asia (excluding China)	24	107	306	466
Europe	265	303	977	883
Canada	57	4	67	33
Other	255	145	749	410
Total	2,199	2,088	7,835	8,397

Product sales by type of product were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30
	2014	2013	2014	2013
	$	$	$	$
Cardiovascular	2,017	1,852	7,064	7,088
Infectious Diseases	4	1	83	456
Biodefense products	57	69	227	320
West Nile Virus (Environmental)	121	166	461	533
Total	2,199	2,088	7,835	8,397

12.   SUBSEQUENT EVENTS

[a]          Joinstar Agreements

On October 15, 2014, the Company announced that it had entered into a funded Technology Development Agreement and three Binding Term Sheets with Joinstar to support the co-development by Response and Joinstar of components and multiple assays that will run on a high throughput rapid immunoassay analyzer developed by Joinstar. Under the terms of the Technology Development Agreement and related agreements, Response is eligible to receive cash proceeds up to approximately $8.82 million. The parties have also entered into a binding term sheet for a definitive Supply Agreement whereby Response will provide certain raw materials to Joinstar required for Joinstar to manufacture these multiple assays. Response has subsequently received the first milestone payment that was due of US $560,000 as part of signing the Technology Development Agreement. Under the terms of the Technology Development Agreement, Joinstar will pay an additional US $3.24 million in development milestones over the expected fifteen month development period. In addition, under the terms of the Supply Agreement, the Company will receive a guaranteed US $2.13 million in revenue based payments over the first five years of commercialization of the co-developed assays. Finally, Joinstar related entities have also agreed to subscribe for 1,800,000 common shares of the Company at a price of $1.21 per share for total gross proceeds of $2,178,000.

[b]          Loan Agreement

On October 31, 2014, the Company and SVB entered into a second forbearance agreement which addressed the Company’s breach of a financial covenant as of September 30, 2014 and October 31, 2014 and an anticipated breach as of November 30, 2014 (refer to note 7 for a discussion of the breach). Under the terms of the Forbearance Agreement, SVB granted a forbearance under which it agreed not to exercise its rights in respect of the breaches or anticipated breaches until December 15, 2014. The first forbearance agreement was entered into on September 30, 2014 where SVB granted a forbearance under which it agreed not to exercise its rights in respect of the breach until October 31, 2014.

The Company has been current with all principal and interest payments due on all indebtedness during the forbearance period and management is in discussion with SVB to revise the financial covenants under the loan.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes. Unless otherwise specified, all dollar amounts are in Canadian dollars.

OVERVIEW

Response Biomedical develops, manufactures, and sells diagnostic tests for use with its proprietary RAMP® System; a portable fluorescence immunoassay-based diagnostic testing platform. Our RAMP® technology utilizes a unique method to account for sources of error inherent in conventional lateral flow immunoassay technologies, thereby providing the ability to quickly and accurately detect and quantify an analyte present in a liquid sample. Consequently, an end-user in a medical facility’s central-lab or in a point-of-care diagnostic testing setting, can rapidly obtain important diagnostic information.  We currently have thirteen tests available for clinical and environmental testing applications, and we have plans to commercialize additional tests.

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

During the nine months ended September 30, 2014, we have incurred a net loss of $2.4 million (Adjusted net loss of $4.7 million excluding the non-cash unrealized gain on revaluation of warrant liability described below) and negative cash flows from operations of $2.3 million. As of September 30, 2014, we have a cash balance of $1.7 million, an accumulated deficit of $120.5 million, a shareholders’ deficit of $3.3 million, and a negative working capital balance of $4.0 million. In addition, we have various operating leases, debt repayments and purchase commitments for inventory. Included in current liabilities is a warrant liability in the amount of $2.9 million that is required to be measured at fair value and is presented as a current liability in accordance with GAAP.  Each warrant may only be exercised on a net cashless exercise basis meaning the potential settlement of any warrant does not require any cash disbursement by the holder of the warrant. Without taking into account the warrant liability mentioned above, current assets are less than current liabilities by $1.1 million.

Our ability to continue as a going concern is uncertain and dependent on our ability to restructure our existing term loan, obtain additional financing and/or achieve profitable growth. Management has, thus far, financed the operations through a series of equity and debt financings. On February 11, 2014, we entered into a loan and security agreement with Silicon Valley Bank (“SVB”) securing a US $2.5 million term loan. Under the terms of the loan agreement, the total proceeds of US $2.5 million will be made available in tranches of US$1.5 million upon closing and the remaining US$1.0 million was available at our discretion at any time prior to September 30, 2014 if we remained in compliance with the terms of the loan and security agreement. We did not draw the second tranche as of September 30, 2014. On October 1, 2014 and November 3, 2014, we announced that we had and anticipate that we will breach a certain financial covenant of the term loan agreement as of September 30 and October 31, 2014. We entered into a forbearance agreement with SVB in which SVB has agreed not to exercise its rights in respect of the breach or anticipated breach until December 15, 2014. We are currently renegotiating terms of the term loan during the forbearance period, including a revision to the financial covenants.

On October 15, 2014, we entered into a funded Technology Development Agreement and three Binding Term Sheets with Hangzhou Joinstar Biomedical Technology Co. Ltd. (the “Joinstar Agreements”) to support the co-development with Joinstar of components and multiple assays that will run on a high throughput rapid immunoassay analyzer developed by Joinstar. Under the Joinstar Agreements, we are eligible to receive cash proceeds of up to approximately $8.82 million. These proceeds are comprised of development milestone payments, revenue based payments and equity, of which we have received the first milestone payment of US $560,000 in October 2014.

We believe that, with the Joinstar Agreements and provided that the renegotiation of the term loan with SVB is successful or a further forbearance or waiver is granted, based on the current level of operations, and excluding out of the ordinary cash management measures, the Company’s cash and cash equivalent balances, including cash generated from operations, will be sufficient to meet our anticipated cash requirements through the next twelve months.  However, due to our recent breach of a financial covenant described above, and the our history of losses and negative cashflow from operations, there is substantial doubt over our ability to continue as a going concern as we are dependent on renegotiating our current term loan with SVB or obtaining additional financing and ultimately achieving profitable operations, the outcome of which cannot be predicted at this time.

RECENT DEVELOPMENTS

●	On August1, 2014, Tim Shannon resigned as Senior Vice President of Worldwide Sales and Marketing.
●	On August 28, 2014, we announced that Lewis J. Shuster was appointed Chairman of our board of directors and that Dr. Peter A. Thompson, the previous chairman, will remain on the board of directors.
●

On September 16, 2014, we announced that Jeffrey L. Purvin has resigned from our board of directors and as our President and Chief Executive Officer and that Anthony Holler, M.D. succeeded him as interim Chief Executive Officer. In addition, Dr. Barbara R. Kinnaird, PhD., was promoted from Vice President to Chief Operating Officer.

●

On October 1, 2014, we announced that we had entered into a forbearance agreement with SVB as of September 30, 2014 where SVB agreed to grant a forbearance under which it agreed not to exercise its rights in respect of a breach of a financial covenant required by the loan agreement before October 31, 2014.

●

On October 10, 2014, we announced that we had entered into a funding agreement with the National Research Council of Canada Industrial Research Assistance Program (“NRC-IRAP”) for up to $412,000 to support our development of a new sepsis biomarker test for use on our RAMP® platform. This marker will complement our current cardiovascular and infectious disease test menu.

●

On October 15, 2014, we announced that we entered into a funded Technology Development Agreement and three Binding Term Sheets with Joinstar to support the co-development with Joinstar of components and multiple assays that will run on a high throughput rapid immunoassay analyzer developed by Joinstar under which we will be eligible to receive cash proceeds of up to approximately $8.82 million comprised of development milestone payments, revenue based payments and equity.

●

On November 3, 2014, we announced that we had entered into a second forbearance agreement with SVB as of October 31, 2014 where SVB agreed to grant a forbearance under which it agreed not to exercise its rights in respect of a breach and anticipated breach of certain financial covenants required by the loan agreement before December 15, 2014.

RESULTS OF OPERATIONS

For the three month period ended September 30, 2014 and 2013:

REVENUES, COST OF GOODS SOLD AND GROSS MARGIN (IN THOUSANDS)

Revenue

	Three Months Ended September 30,		Change 2013 to 2014
	2014	2013	Increase / (Decrease)	Percent Change
Product Sales	2,199	2,088	111	5%
Cost of Sales	1,494	1,363	131	10%
Gross profit on product sales	$705	$725	$(11)	(3% )
Gross margin	32.1%	34.7%

Revenues have increased 5% or $111,000 during the three month period ended September 30, 2014 as compared to September 30, 2013. The change in total revenue is due to the following:

●	Cardiovascular sales have increased 9%, or $165,000, primarily due to an increase in sales in China to our new distributors; and
●	Infectious Disease, West Nile Virus and Biodefense sales have decreased by 23%, or $54,000, primarily due the timing of shipments to our West Nile Virus distributor.

Gross Margin

Gross profit on product sales decreased 3%, or $11,000, during the three month period ended September 30, 2014 compared to September 30, 2013. The change in total gross profit is primarily due to the three percentage point decrease in our gross margin percentage to 32.1% in 2014 from 34.7% in 2013 due primarily to an increase in the amount of inventory provided for or written off related to scrapped, expired, obsolete, or damaged inventory during the period and an increase in unutilized manufacturing overhead.

OPERATING EXPENSES (IN THOUSANDS)

	Three Months Ended September 30,		Change 2013 to 2014
	2014	2013	Increase / (Decrease)	Percent Change
Research and development	881	614	267	43%
General and administrative	1,294	938	356	38%
Sales and marketing	819	550	269	49%
Total Operating Expenses	$2,994	$2,102	$892	42%

Research and Development Expenses

Research and development expenses increased by 43%, or $267,000, during the three month period ended September 30, 2014 in comparison to the same period ended September 30, 2013. The increase is primarily due to a $150,000 increase in development, legal, and professional fees associated with increased clinical and regulatory work and a $92,000 increase in salaries and wages primarily the result of the expiration of government funding support in 2013 which funded some of our salaries and wages in the prior year.

General and Administrative Expenses

General and administrative expenses increased by 38%, or $356,000, during the three month period ended September 30, 2014 in comparison to the same period ended September 30, 2013.  The increase is primarily due to severance costs accrued during the period for the resignation of our Chief Executive Officer

Sales and Marketing Expenses

Sales and marketing expenses increased by 49%, or $269,000, during the three month period ended September 30, 2014 in comparison to the same period ended September 30, 2013. The increase is primarily due to severance costs accrued during the period for the resignation of our Senior Vice President of Worldwide Sales and Marketing.

OTHER EXPENSES (INCOME), NET (IN THOUSANDS)

	Three Months Ended September 30,		Change 2013 to 2014
	2014	2013	Increase / (Decrease)	Percent Change
Interest expense and amortization of deferred financing costs and debt discount	226	173	53	31%
Interest income	(3)	(3)	-	0%
Income tax expense	18	12	6	50%
Foreign exchange loss	60	38	22	58%
Unrealized loss (gain) on revaluation of warrant liability	(1,472)	950	(2,422)	(255% )
Total Other Expenses (Income)	$(1,171)	$1,170	$(2,341)	(200% )

Interest Expense and Amortization of Deferred Financing Costs and Debt Discount

Interest expenses and amortization of deferred financing costs and debt discount increased by 31%, or $53,000, during the three month period ended September 30, 2014 compared to the same period ended September 30, 2013. The increase is primarily due to the interest and amortization costs related to the SVB debt offset by a decrease in interest paid on the repayable leasehold improvement allowance as a result of a decrease in principal in 2014 versus 2013.

Foreign Exchange Loss

Foreign exchange loss increased by $22,000 during the three month period ended September 30, 2014 compared to the same period ended September 30, 2013. Foreign exchange gains and losses are largely due to U.S. dollar balances of cash and cash equivalents, accounts receivable, accounts payable and debt affected by the fluctuations in the value of the U.S. dollar as compared to the Canadian dollar.

Unrealized Loss (Gain) on Revaluation of Warrant Liability

The unrealized loss (gain) on revaluation of the warrant liability is solely due to the mark-to-market revaluation each reporting period of the outstanding warrants, issued during our 2011 rights offering. The fair market value decreased from June 30, 2014 resulting in an unrealized gain of $1.5 million. The fair market value is calculated using a Black-Scholes model with inputs for volatility, risk free interest rate, and expected life of the warrants. The primary reason for the decrease in the value of the liability is the decrease in the fair market value of the shares of the Company in relation to June 30, 2014. A small change in the estimates used in the Black-Scholes pricing model may have a relatively large change in the estimated valuation of the common stock warrants.

For the nine month period ended September 30, 2014 and 2013:

REVENUES, COST OF GOODS SOLD AND GROSS MARGIN (IN THOUSANDS)

	Nine Months Ended September 30,		Change 2013 to 2014
	2014	2013	Increase / (Decrease)	Percent Change
Product Sales	7,835	8,397	(562)	(7%	)
Cost of Sales	4,639	4,934	(295)	(6%	)
Gross profit on product sales	$3,196	$3,463	$(267)	(8%	)
Gross margin	40.8%	41.2%

Revenues have decreased 7% or $562,000 during the nine month period ended September 30, 2014 as compared to September 30, 2013. The change in total revenue is due to Infectious disease, West Nile Virus and Biodefense sales which have decreased by 41%, or $538,000, primarily due to the seasonal increase in the demand for Influenza tests during the first quarter of 2013 based on the severity of the 2012 – 2013 Influenza season in addition to the timing of shipments to our distributors.

Gross Margin

Gross profit on product sales decreased 8%, or $267,000, during the nine month period ended September 30, 2014 compared to September 30, 2013. The change in total gross profit is primarily due to the 7% decrease in product sales as our gross margin slightly decreased from 41.2% in 2013 to 40.8% in 2014. The small decrease in gross margin is primarily due to a change in product mix.

OPERATING EXPENSES (IN THOUSANDS)

	Nine Months Ended September 30,		Change 2013 to 2014
	2014	2013	Increase / (Decrease)	Percent Change
Research and development	2,505	1,728	777	45%
General and administrative	2,691	2,801	(110)	(4% )
Sales and marketing	1,948	1,566	382	24%
Total Operating Expenses	$7,144	$6,095	$1,049	17%

Research and Development Expenses

Research and development expenses increased by 45%, or $777,000, during the nine month period ended September 30, 2014 in comparison to the same period ended September 30, 2013. The increase is primarily due to a $545,000 increase in professional fees and development costs associated with increased clinical and regulatory work and a $201,000 increase in salaries and wages primarily the result of the expiration of government funding support in 2013 which funded some of our salaries and wages in the prior year.

General and Administrative Expenses

General and administrative expenses decreased by 4%, or $110,000, during the nine month period ended September 30, 2014 in comparison to the same period ended September 30, 2013. The decrease is primarily due to an approximate $200,000 decrease in legal and administrative and overhead expenses. This was offset by a $108,000 increase in salaries and wages and stock based compensation expense as a result of higher severance costs.

Sales and Marketing Expenses

Sales and marketing expenses increased by 24%, or $382,000, during the nine month period ended September 30, 2014 in comparison to the same period ended September 30, 2013 primarily due to salaries, recruiting, and travel expenses associated with severance costs along with increased staffing and expanded sales and marketing initiatives.

OTHER EXPENSES (INCOME), NET (IN THOUSANDS)

	Nine Months Ended September 30,		Change 2013 to 2014
	2014	2013	Increase / (Decrease)	Percent Change
Interest expense and amortization of deferred financing costs and debt discount	649	525	124	24%
Interest income	(11)	(10)	(1)	10%
Other income	-	(58)	58	(100%	)
Income tax expense	49	27	22	81%
Foreign exchange loss (gain)	68	(1)	69	(6900%	)
Unrealized loss (gain) on revaluation of warrant liability	(2,350)	6,055	(8,405)	(139%	)
Total Other Expenses (Income)	$(1,595)	$6,538	$(8,133)	(124%	)

Interest Expense and Amortization of Deferred Financing Costs and Debt Discount

Interest expenses and amortization of deferred financing costs and debt discount increased by 24%, or $124,000, during the nine month period ended September 30, 2014 compared to the same period ended September 30, 2013. The increase is primarily due to the interest and amortization costs related to the SVB debt offset by a decrease in interest paid on the repayable leasehold improvement allowance as a result of a decrease in principal in 2014 versus 2013.

Income Tax Expense

The income tax expense is the result of the establishment of our representative office in Shanghai, China. Income tax is owed based on a percentage of operating expenses incurred. The increase is due to the increase in operating activity of our Shanghai office.

Foreign Exchange Loss (Gain)

Foreign exchange loss increased by $69,000 during the nine month period ended September 30, 2014 compared to a foreign exchange gain in the same period ended September 30, 2013. Foreign exchange gains and losses are largely due to U.S. dollar balances of cash and cash equivalents, accounts receivable, accounts payable and debt affected by the fluctuations in the value of the U.S. dollar as compared to the Canadian dollar.

Unrealized Loss (Gain) on Revaluation of Warrant Liability

The unrealized gain on revaluation of the warrant liability is solely due to the mark-to-market revaluation each reporting period of the outstanding warrants, issued during our 2011 rights offering. The fair market value decreased from December 31, 2013 resulting in an unrealized gain of $2.4 million. The fair market value is calculated using a Black-Scholes model with inputs for volatility, risk free interest rate, and expected life of the warrants. The primary reason for the decrease in the value of the liability is the decrease in the fair market value of the shares of the Company in relation to December 31, 2013. A small change in the estimates used in the Black-Scholes pricing model may have a relatively large change in the estimated valuation of the common stock warrants.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents and working capital at September 30, 2014, and December 31, 2013 were as follows (in thousands):

As at,	September 30, 2014	December 31, 2013
Cash and cash equivalents	$1,710	$2,958
Percentage of total assets	14%	21%
Working capital	$(4,029)	$(2,232)
Warrant liability	$2,901	$5,251
Working capital, excluding warrant liability	$(1,128)	$3,019

As at September 30, 2014, we had a negative working capital balance. Included in current liabilities is a warrant liability that is required to be measured at fair value and is presented as a current liability in accordance with ASC 815.  Each warrant may only be exercised on a net cashless exercise basis and no warrant may be exercised at a time when the exercise price equals or exceeds the current market price meaning the potential settlement of any warrant does not require any cash disbursement. Without taking into account the warrant liability mentioned above, we had a negative working capital as at September 30, 2014 of $1.1 million (December 31, 2013 - $3.0 million). The decrease of $4.1 million in working capital, excluding the warrant liability, during the nine months ended September 30, 2014 is primarily due to cash used in operating activities offset by the cash provided by the debt financing received in the first quarter as described below. In addition, as a result of the covenant breach with SVB, the entire loan balance has been classified as a current liability as of September 30, 2014.

FINACIAL CONDITION

We have financed our operations primarily through equity and debt financings. As of September 30, 2014, the Company has raised approximately $107.2 million from the sale and issuance of equity securities and debt, net of issue costs.

We have sustained continuing losses since our formation and as of September 30, 2014, had a deficit of $120.5 million and historically, have incurred negative cash flows from operations.  We completed a private placement in the fourth quarter of 2013 for net proceeds of $2.8 million and on February 11, 2014, we secured a $2.5 million USD term loan. As of September 30, 2014, we have only drawn $1.5 million USD of this term loan. As part of this term loan, we are required to meet certain financial covenants, of which, as mentioned above, we breached as at September 30, 2014. We entered into a forbearance agreement where SVB has agreed to forbear on their rights under the loan with respect to this breach until October 31, 2014 and subsequently, in a second forbearance agreement entered into on October 31, 2014, until December 15, 2014.

In addition, as mentioned earlier, we entered into the Joinstar Agreements under which we are eligible to receive development milestone payments, revenue based payments and equity of up to approximately $8.82 million during the term of the agreements of which we have received the first milestone payment of US $560,000 in October 2014.

Cash flows from operations are generally impacted by our level of quarterly sales and our ability to manage operating expenses. However, increased quarter over quarter growth also requires additional working capital in the form of higher accounts receivable and greater inventory balances to meet the increased demand. We expect that we will have net negative cash flow from operations over the next several quarters until our growth initiatives provide sustained cash flow positive income (net income (loss) excluding items not involving cash) and sufficient cash flow to offset the additional working capital required to support the growth. In addition, we continue to require cash for our contractual obligations outlined below. We believe that with the Joinstar Agreements and provided that the renegotiation of the term loan with SVB is successful or a further forbearance or waiver is granted, our current level of financing and our expected level of operations, our cash and cash equivalents balances, including cash generated from operations, will be sufficient to meet the anticipated cash requirements through the next twelve months. However, due to our recent breach of a financial covenant with SVB and our history of losses and negative cash flow, there is substantial doubt over our ability to continue as a going concern as it is dependent on renegotiating the term loan, obtaining additional forbearances or a waiver, or obtaining additional financing and ultimately achieving profitable operations, the outcome of which cannot be predicted at this time.

ONGOING SOURCES AND USES OF CASH

CHANGES IN CASH FLOWS

Changes in cash flows were as follows (in thousands):

For the Nine Months Ended September 30,	2014	2013
Cash used in operating activities	(2,276)	(535)
Cash used in investing activities	(179)	(115)
Cash provided by/(used in) financing activities	1,207	(278)
Decrease in cash during the period	$(1,248)	$(928)

As at September 30, 2014, our cash and cash equivalents balance was $1.7 million. The decrease in our cash and cash equivalents during the nine month period ended September 30, 2014 was primarily the result of $2.3 million of cash used in operating activities offset by $1.2 million of cash provided by in financing activities as described below:

Cash Used In Operating Activities

Cash used in operating activities during the nine month period ended September 30, 2014 was $2.3 million versus the $535,000 of cash used in operating activities in the prior year. The net cash used in operating activities in 2014 was primarily the result of $3.6 million of cash used in operations because our cash expenses exceeded our gross profit earned on product sales offset by the net change in non-cash working capital of $1.4 million related to operations consisting of the following (in thousands):

For the Nine Months Ended September 30,	2014	2013
Trade receivables	552	726
Other receivables	85	107
Inventories	(331)	(116)
Prepaid expenses and other	(93)	(57)
Accounts payable and accrued liabilities	1,139	888
Deferred revenue	18	(95)
Total change in non-cash working capital	$1,370	$1,453

Explanations of the more significant net changes in working capital during the nine month period ended September 30, 2014 are as follows:

●	Accounts payable and accrued liabilities increased from $2.7 million to $3.8 million as a result of severance accrued as a result of changes in senior management occurring in the third quarter;
●	Trade receivable balances decreased from $875,000 to $323,000 as a result of an increase in prepayments received from customers and the timing of shipments during the period; and
●	Inventory balances increased from $2.3 million to $2.6 million primarily due the decrease in sales in the third quarter in comparison to the second quarter resulting in overstocking of inventory.

Cash Used in Investing Activities

Net cash used in investing activities for the nine month period ended September 30, 2014 and 2013 was $179,000 and $115,000 respectively which represents cash that was used primarily for the purchase of manufacturing, demonstration, and computer equipment during the nine month period ended September 30, 2014.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $1.2 million during the nine months ended September 30, 2014 versus $278,000 used in financing activities in the comparative period last year. The cash provided by financing activities in 2014 was the result of $1.7 million of debt proceeds received from SVB offset by $148,000 of deferred financing costs related to this debt and $306,000 of principal payments for the repayable leasehold improvement allowance. The prior year only consisted of principal repayments of the leasehold improvement allowance.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet financing arrangements at September 30, 2014.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual commitments as of September 30, 2014 and the effect those commitments are expected to have on liquidity and cash flow in future periods (in thousands):

Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 years	3 - 5 years	More than 5 years
Long-term debt obligations (1)	10,529	2,743	2,123	2,124	3,539
Operating lease obligations (2)	9,222	1,006	2,091	2,200	3,925
Purchase obligations (3)	1,262	429	330	358	145
Total	$21,013	$4,178	$4,544	$4,682	$7,609

(1)

Long-term debt obligations consist of the principle and interest payments of our term loan with SVB and repayable leasehold improvement allowance. The term of the SVB debt was 3 years with principal payments made over 32 months starting October 1, 2014 However due to the covenant breach it is included in less than one year above. The term of the repayable leasehold improvement allowance coincides with the term of the lease mention in note (2).

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of the significant accounting policies is as follows:

USE OF ESTIMATES

Our consolidated financial statements are prepared in accordance with U.S. GAAP. In the application of U.S. GAAP, we are required to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities in our consolidated financial statements.  Changes in the accounting estimates from period to period are reasonably likely to occur. Accordingly, actual results could differ significantly from the estimates made by management. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation of our financial condition or results of operations may be affected.

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

During the quarter ended September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RISKS RELATED TO OUR COMPANY

We may need to raise additional capital to fund operations and replace our existing term loan if we are unable to secure a waiver of the existing breach and renegotiate acceptable financial covenants. If we are unsuccessful in attracting capital to our Company, we will not be able to continue operations or will be forced to sell assets to do so. Alternatively, capital may not be available to our Company on favorable terms, or at all. If available, financing terms may lead to significant dilution to the shareholders' equity in our Company.

We are not profitable and have had negative cash flow from operations. We expect that, based on the Joinstar Agreements and provided that the renegotiation of the term loan with SVB is successful or a further forbearance or waiver is granted, our current cash resources, expected cash burn, and anticipated revenues can maintain operations through the next twelve months.  If additional financing is not obtained or we are unable to successfully renegotiate the term loan with SVB or a further forbearance or waiver is not granted or we are unable to achieve cash flow positive operations, we will be required to reduce or restructure operations or we may be required to cease operations. We have relied primarily on debt and equity financings to fund our operations and commercialize our products. Additional capital may not be available, at such times or in amounts as needed by us. Even if capital is available, it might be on adverse terms. Any additional equity financing will be dilutive to our shareholders. If access to sufficient capital is not available as and when needed, our business will be materially impaired and we may be required to cease operations, curtail one or more product development, manufacturing improvement, or sales generation programs, attempt to obtain funds through collaborative partners or others that may require us to relinquish rights to certain technologies or product candidates, or we may be required to significantly reduce expenses, sell assets, seek a merger or joint venture partner, file for protection from creditors or liquidate all our assets.

In February 2014, we secured a US $2.5 million term loan from Silicon Valley Bank of which US $1.5 million has been drawn as of September 30, 2014. This term loan contains covenants that may limit our flexibility in planning for or reacting to changes in our business and our industry, including limitations on incurring additional indebtedness, making investments, granting liens and merging or consolidating with other companies. Complying with these covenants may impair our ability to finance our future operations or capital needs or to engage in other favorable business activities.

In addition, our term loan requires us to maintain certain financial ratios along with various operational and other covenants. If the current event of default under the term loan is not cured, waived, or continues to be forbeared, SVB could cause all amounts outstanding with respect to the term loan to be due and payable immediately. We cannot assure that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments, either upon maturity or if accelerated upon the event of default, or that we would be able to refinance or restructure the payments on those debt instruments.

Our inability to generate sufficient cash flows may result in our Company not being able to continue as a going concern.

We have incurred significant losses to date and we expect these losses to continue for the near future. As at September 30, 2014, we had an accumulated deficit of $120.5 million and have only generated positive cash flow from operations once, in the first quarter of 2013. Our existing cash resources, along with the funds from the SVB term loan and anticipated $8.82 million from the funded development from Joinstar, may not be sufficient to fund operations. Accordingly, there is substantial doubt about our ability to continue as a going concern. We may need to seek additional financing to support our continued operations; however, there are no assurances that any such financing can be obtained on favorable terms, if at all.  In view of these conditions, our ability to continue as a going concern is dependent upon our ability to obtain such financing and, ultimately, on achieving profitable operations. The outcome of these matters cannot be predicted at this time.  The consolidated financial statements for the period ended September 30, 2014 do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should we be unable to continue in business. Such adjustments could be material. If we are unable to generate sufficient revenue, positive cash flow or earnings, or raise sufficient capital to maintain operations, we may not be able to continue operating our business and be forced to sell our Company or liquidate our assets.

For the nine month period ended September 30, 2014 and 2013, we have a net loss of $2.3 million and $9.2 million, respectively; however, excluding the non-cash unrealized loss (gain) on revaluation of our warrant liability we have incurred adjusted losses $4.7 million and $3.1 million.  We currently are not profitable and expect operating losses to continue. Generating revenues and profits will depend significantly on our ability to obtain sufficient financing and to successfully develop, commercialize, manufacture, and market our products. The time necessary to achieve market success for any individual product is uncertain. No assurance can be given that product development efforts will be successful, that required regulatory approvals can be obtained on a timely basis, if at all, or that approved products can be successfully manufactured or marketed.  Consequently, we cannot assure that we will ever generate significant revenue or achieve or sustain profitability. As well, there can be no assurance that the costs and time required to complete commercialization will not exceed current estimates. We may also encounter difficulties or problems relating to research, development, manufacturing, distribution and marketing of our products. In the event that we are unable to generate adequate revenues, cash flow or earnings, to support our operations, or we are unable to raise sufficient capital to do so, we may be forced to cease operations and either sell our business or liquidate our assets.

Current and future conditions in the global economy may have a material adverse effect on our business prospects, financial condition and results of operations.

During the second half of fiscal year 2008, the global financial crisis, particularly affecting the credit and equity markets, accelerated and the global recession deepened, with an exceptionally weak global economy in 2009 and 2010 followed by a mixed economic performance during 2011 through the third quarter of 2014. Though we cannot predict the extent, timing, or ramifications of future financial crisis and the economic outlook in different economies, we believe that a downturn in the world's major economies and the related constraints in the credit markets will heighten a number of material risks to our business, results of operations, cash flows and financial condition, as well as our future prospects, including the following:

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

Our marketing strategy in both the environmental and the medical diagnostics markets depends significantly on our ability to establish and maintain arrangements with third party distributors for marketing and distribution. We have recently added new distributors in a number of markets, including China, and we plan to add additional new distributors in existing and new markets. There can be no assurance that we will be able to negotiate or maintain acceptable arrangements with new and/or existing distributors enabling us to sell our products in new and existing markets or be able to sell our products at acceptable prices or volumes. Consequently, we may not be able to generate sufficient revenue or gross margins to be profitable.

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

In May 2007, we entered into an agreement to lease a multi-use, 46,000 square foot facility in Vancouver, British Columbia, Canada. Although we have recently brought our Reader manufacturing in-house, this facility, which we have occupied as our main operation center since 2008, is significantly larger than required for our near term production requirements. The excess space is difficult to sublease due to the current layout of the company’s manufacturing operations and the significant availability of space in other buildings in the local real estate market. In addition to rental payments for the facility, we are obligated to repay with interest over the next 8.25 years the $5.8 million balance due as of September 30, 2014 on the repayable leasehold improvement allowance.

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

We are highly dependent upon the members of our management and scientific staff, who could leave Response at any time. The loss of these key individuals could impede our ability to achieve our business goals. While our Chief Executive Officer and Senior Vice President of Worldwide Sales and Marketing resigned during the third quarter of 2014, we have appointed an experienced executive as our interim Chief Executive Officer and the Board is confident in the remaining management team’s ability to continue to drive operations. There can be no assurance however that the remaining management team can continue to drive operations due to the substantial extra burden placed on the remaining team. We face competition for qualified employees from numerous industry and academic sources and there can be no assurance that we will be able to retain qualified personnel on acceptable terms. We currently do not have key person insurance in place on any of our key employees. In the event that we are unable to retain key personnel, and recruit qualified key personnel on favorable terms, we may not be able to successfully manage our business operations, including sales and marketing activities, product research and development and manufacturing.  As a consequence, we may not be able to effectively develop and manufacture new products, negotiate strategic alliances or generate revenue from existing products.

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

Third party payers can indirectly affect the pricing and, therefore, the relative attractiveness of our products by regulating the maximum amount of reimbursement provided for testing services. These third party payers increasingly challenge prices paid for medical products, and the cost effectiveness of such products due to global pressure on healthcare costs. If the reimbursement amounts for testing services are decreased in the future, it may decrease the amount that physicians and hospitals are able to charge patients for such services and therefore the prices that we, or our distributors, can charge for our products.  Consequently, our ability to generate revenue and/or profits may be negatively impacted for both existing and new products.

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

As of September 30, 2014 we had outstanding stock options to purchase an aggregate of 1,177,843 shares, at exercise prices between $1.02 and $23.00, warrants to purchase an aggregate of 5,047,581 shares at exercise prices between $1.492 and $3.85, and 92,282 restricted share units, which in total, represents 44% of our fully diluted outstanding share capitalization at that date. To the extent that these outstanding options and warrants are exercised, considerable dilution to the interests of our shareholders will occur.

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

10.2	Security Agreement, dated as of February 11, 2014, by and between Silicon Valley Bank and Response Biomedical Corp.	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K as filed on February 13, 2014

10.2	First Amendment to Loan Agreement, dated as of April 14, 2014, by and between Silicon Valley Bank and Response Biomedical Corp	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K as filed on April 15, 2014

10.3	Separation Agreement and Release, dated August 13, 2014, by and between Response Biomedical Corp. and Timothy Shannon.	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K as filed on August 15, 2014

10.4	Forbearance to Loan Agreement, dated as of September 30, 2014, by and between the Company and Silicon Valley Bank	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K as filed on October 6, 2014

10.5	Technology Development Agreement, dated as of October 15, 2014, by and between the Company and Hangzhou Joinstar Biomedical Technology Co., Ltd.	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K as filed on October 21, 2014

10.6	Binding Term Sheet - Supply, dated as of October 15, 2014, by and between the Company and Hangzhou Joinstar Biomedical Technology Co., Ltd.	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K as filed on October 6, 2014

10.7	Binding Term Sheet – Equity Investment (JMIR), dated as of October 15, 2014, by and between the Company and Hangzhou Joinstar Medical Instrument & Reagent Co., Ltd.	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K as filed on October 6, 2014

10.8	Binding Term Sheet – Equity Investment (HZLZ), dated as of October 15, 2014, by and between the Company and Hangzhou Lizhu Medical Instrument & Reagent Co., Ltd.	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K as filed on October 6, 2014

10.9	Forbearance to Loan Agreement, dated as of October 31, 2014, by and between the Company and Silicon Valley Bank	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K as filed on November 6, 2014

14	Company’s Code of Ethics	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 10-K for the year ended December 31, 2011 as filed on March 29, 2012

31.1	CEO's Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934

31.2	CFO's Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934

32.1 32.2

CEO's Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350

CFO's Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350

101

The following materials from Response Biomedical Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) unaudited Consolidated Statements of Loss and Comprehensive Loss for the three and nine months ended September 30, 2014 and 2013, (ii) unaudited Consolidated Balance Sheets as of September 30, 2014, (iii) audited Consolidated Balance Sheets as of December 31, 2013, (iv) unaudited Consolidated Statements of Shareholders’ Equity/Deficit (v) unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (vi) unaudited Notes to Consolidated Financial Statements

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Response Biomedical Corp.
(Registrant)

Date:	November 13, 2014	/s/ Dr. Anthony Holler
Dr. Anthony Holler
Interim Chief Executive Officer

Date:	November 13, 2014	/s/William J. Adams
William J. Adams
Chief Financial Officer