Form 10-K
period 2014-12-31
RESPONSE BIOMEDICAL CORP
filed 2015-03-19
CIK 806888

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant (assuming officers, directors and 10% stockholders are affiliates), based on the last sale price for such stock on June 30, 2014: $4,350,782. The Registrant has no non-voting common stock.

As of February 28, 2014, there were 9,759,560 shares of the Registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2014 Annual Meeting of Stockholders of the Registrant to be held on May 7, 2015 will be incorporated by reference into Part III of this Form 10-K.

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

RESPONSE BIOMEDICAL CORP.

Form 10-K – ANNUAL REPORT

For the Fiscal Year Ended December 31, 2014

-i -

PART I

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terms such as "may", "will", "should", "could", "would", "hope", "expects", "plans", "intends", "anticipates", "believes", "estimates", "projects", "predicts", "potential" and similar expressions intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to future events, future results, and future economic conditions in general and statements about:

●     Our future strategy, structure, and business prospects and our ability to retain distributors and increase product sales in existing and new markets;

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

●     Our ability to meet the milestones required by our collaboration agreement;

●     Our ability to meet the covenants required by our debt obligations; and

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

CORPORATE INFORMATION

ITEM 1. BUSINESS

GENERAL

Response Biomedical Corp. (“Response,” “Company,” “us,” “we” or “our”) is engaged in the research, development, commercialization and distribution of diagnostic technologies for the medical central-lab testing, point of care (“POC”) testing and on-site environmental testing markets. POC, on-site diagnostic tests (or assays) are simple, non-laboratory based tests performed using portable hand-held devices, compact desktop analyzers, single-use test cartridges and/or dipsticks. RAMP® represents a paradigm in diagnostics that provides sensitive and reliable information in minutes. Response was incorporated in British Columbia in August 1980. Our principal offices are located at 1781 – 75th Avenue West, Vancouver, British Columbia, Canada and we have a representative office based in Shanghai, China. The Company’s wholly-owned US subsidiary, Response Point of Care Inc., was incorporated on November 9, 2012 in the State of Delaware. Our common stock is traded on the Toronto Stock Exchange (“TSX”) under the trading symbol “RBM” and quoted on the OTCQB market under the symbol “RPBIF”. Our results by segment are included in our financial statements, which are included under Item 8 to this Annual Report on Form 10-K.

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

A large menu of tests can be run on our proprietary RAMP® system, namely:

Cardiovascular Tests

-	Troponin-I
-	Myoglobin
-	CK-MB
-	NT-proBNP
-	D-dimer (not available in the U.S.)

Environmental Test

-	West Nile disease

Biodefense Tests

-	Anthrax
-	Small pox
-	Ricin
-	Botulinum toxin

Infectious Disease Tests

-	Influenza A + B
-	Respiratory syncytial virus (RSV)

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

1.	Acute myocardial infarction (i.e. heart attack) markers

Response sells tests that detect three of the primary markers for the detection of an acute myocardial infarction: Troponin I, Myoglobin and CK-MB.

2.	Congestive Heart Failure (“CHF”) markers

Response sells tests to detect the two primary markers for congestive heart failure, NT-proBNP and B-type natriuretic peptide (“BNP”). Response’s NT-proBNP test is marketed in various countries both directly and by our international distributor network with the exception of Japan, where BNP is sold solely.

3.	Thrombotic disease markers

Response sells tests to detect D-dimer, one of the most prescribed markers for deep venous thrombosis (“DVT”), pulmonary embolism (“PE”) or disseminated intravascular coagulation (“DIC”).

Acute Myocardial Infarction (Heart Attack) Testing

Serial measurement of biochemical markers is now universally accepted as an important determinant in the diagnosis of an acute myocardial infarction (“AMI”). The ideal AMI marker is one that has high clinical sensitivity and specificity, appears soon after the onset of a heart attack; remains elevated for several days following a heart attack and can be assayed with a rapid turnaround time.1 Today, there is no single marker that meets all of these criteria, thus necessitating the need to test for multiple cardiac markers. The biochemical markers that are commonly used by physicians to aid in the diagnosis of a heart attack are Myoglobin, CK-MB, Troponin I and Troponin T. We sell tests to detect three of these markers (Myoglobin, CK-MB, and Troponin I). As seen in the figure below, cardiac markers follow a specific, predictable pattern of release kinetics following an acute coronary event. The differences in the time for each marker to reach its peak concentration has made it common practice for clinicians to make use of at least two different markers in tandem, an early marker such as Myoglobin and a later one such as Troponin I. International guidelines recommend the use of serial Troponin tests in order to identify a rising and falling patter in Troponin I level and comparison to test-specific reference values for definitive diagnosis of heart attacks.

1 Adams JE, III, Clin Chem Acta, 1999.

Release of Cardiac Markers into the Bloodstream Following a Heart Attack2

The turn-around times (“TAT”) for results from a hospital lab can vary from as little as thirty minutes to more than two hours due to the necessity of test ordering and specimen collection, specimen transport, sample preparation, test completion and reporting. In rural settings and physicians’ offices, the TAT can be many hours or even days. Evidence-based clinical practice guidelines recommend that the results from cardiac marker testing be available within 60 minutes of patient presentation and ideally within thirty minutes. POC testing with products such as our RAMP® system could provide doctors with the information they need to diagnose and treat heart attack patients in a much shorter timeframe (e.g. less than 20 minutes from blood draw to result). In most cases, this is more likely to be within the critical window of time to minimize irreversible heart damage or death. Our RAMP® System is expected to aid in the diagnosis of heart attack by enabling physicians to easily and frequently monitor changes in the levels of a patient’s AMI cardiac markers. Early access to this information enables physicians to use accelerated care protocols, which are intended to drive earlier and better treatment decisions. According to statistics published by the U.S. Centers for Disease Control and Prevention (“CDC”), approximately 7 million people visit U.S. hospital emergency departments each year with complaints of chest pain, a primary symptom of heart attack.3

Congestive Heart Failure (“CHF”) testing

Congestive heart failure (“CHF”) is a chronic, progressive disease in which the heart muscle weakens overall and the left ventricle becomes distended, thus impeding the heart's ability to pump enough blood to support the body's metabolic demands. CHF is the only cardiovascular disorder to show a marked increase in incidence in the past 40 years and it is expected to continue rising due in part to the aging population and better survival prospects of patients with other cardiovascular diseases.4 Many patients hospitalized with CHF will need to be repeatedly hospitalized due to their hearts’ continued functional degradation over time.

Previous methods for the diagnosis and assessment of CHF, which include physical examinations and chest x-rays, are not usually conclusive, making accurate diagnoses difficult. We sell tests to detect the two primary markers for congestive heart failure, B-type natriuretic peptide (“BNP”) and NT-proBNP. The introduction of testing for the BNP and NT-proBNP markers of the disease dramatically changed the ability of physicians to make qualified diagnoses and to more effectively monitor the success of their treatment plans because the levels of the BNP and NT-proBNP markers are elevated in the blood whenever the heart is forced to work harder. BNP and NT-proBNP tests have proven to be more accurate than any other single physical or laboratory gauge of heart failure.5 Both BNP and NT-proBNP are fragments of proBNP, a neurohormone that is released by the heart in response to increased blood pressure and volume overload causing stretching of the ventricular muscle of the heart during heart failure. Both of these markers are elevated in the blood during heart failure and are sensitive and specific indicators of congestive heart failure.

2 Wu AHB, Introduction to Coronary Artery Disease (CAD) and Biochemical Markers, 1998.

3 National Hospital Ambulatory Medical Care Survey: 2009 Emergency Department Summary Tables

4McCullough, PA, Nowak, RM, McCord J, et al. B-type natriuretic peptide and clinical judgment in emergency diagnosis of heart failure. Clin Inv Rep. 2002;106:416-422.

5 http://www.stjohnsmercy.org/healthinfo/newsletters/heart/Aug02.asp

Thrombotic Disease testing

D-dimer is considered to be a marker of blood clotting and therefore D-dimer is present in the circulation as part of the normal wound healing process, but it is also valuable as a diagnostic marker for a spectrum of diseases where a clot has formed in blood vessels in other areas of the body such as Disseminated Intravascular Coagulation (“DIC”), Venous Thromboembolism (“VTE”), Deep Vein Thrombosis (“DVT”) and Pulmonary Embolism (“PE”). We sell a test to detect this marker.

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

Influenza A + B

Influenza (“Flu”) viruses cause seasonal epidemics associated with high morbidity and mortality, especially affecting those with underlying medical conditions and the elderly.–8 Influenza is characterized by a rapid start of high fever, chills, myalgia, headache, sore throat and cough. However, even during periods of a large outbreak, clinical diagnosis can be difficult due to the possibility of other respiratory viruses.http://www.cdc.gov/flu/about/qa/disease.htm9 The rapid and accurate diagnosis of Influenza is important for determining appropriate treatment strategies and to minimize the unnecessary use of antibiotics.10 The laboratory diagnosis of Influenza infections is based on detection of the Influenza virus directly, isolation of the virus in a cell culture or the detection of nucleic acid by a polymerase chain reaction, each of which can take several hours to days before results become available.

Seasonal influenza is a highly variable, contagious and potentially life-threatening viral respiratory infection. Flu can lead to severe complications and results in approximately 3,000 - 49,000 seasonal influenza-related deaths in the United States each year11. With the recent development of different treatments for Influenza A and B and the need to begin therapy within the first 48 hours of infection12, the demand for rapid and accurate Influenza tests has grown. Being able to rapidly identify patients with Influenza in the clinic or hospital allows sites to reduce infections occurring in hospitals and reduces the amount of unnecessary or incorrect treatment and administration. We sell a test to detect Influenza A and B.

Respiratory Syncytial Virus (RSV)

Respiratory syncytial virus (“RSV”) is a respiratory virus that infects the lungs and breathing passages. Most otherwise healthy people recover from an RSV infection in 1- 2 weeks. RSV in the United States is responsible for thousands of hospitalizations annually among children younger than one year. It is believed to be the most common viral cause of death in children younger than five years and, in particular, children younger than one year. In the first two years of life, virtually all children are infected with the virus at some point.13 In fact, RSV is the most common cause of bronchiolitis (inflammation of the small airways in the lung) and pneumonia in children under one year of age in the United States. In addition, RSV is more often being recognized as an important cause of respiratory illness in older adults.–14 We sell a test to detect RSV.

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

BIODEFENSE TESTING

We have developed and are selling RAMP® tests for the rapid detection and identification of anthrax, ricin, botulinum toxin and orthopox viruses (including smallpox). The target market for our RAMP® Biodefense tests is primarily public safety institutions, or first responders, such as fire and police departments, military installations, emergency response teams and hazardous materials (HAZMAT) units. Government agencies and corporations that handle mail are also candidates for on-site anthrax tests. The rapid detection and identification of biological agents is an important capability affecting the management of a bioterrorism event, forming the basis of emergency response, medical treatment and consequence management. In addition, the rapid identification of biological agents facilitates the quick dismissal of hoaxes and panic-based reports, thereby reducing the logistical burden on first responders who have to maintain a higher level of ongoing preparedness when facing a likely real biodefense threat. In the aftermath of the terrorist attacks on September 11, 2001, there was an increased desire to be prepared for potential terrorist attacks, particularly on the part of the U.S. government, as evidenced by numerous initiatives, including the creation of the U.S. Department of Homeland Security (“DHS”). The first priority of the DHS is to protect the United States against further terrorist attacks. Component agencies analyze threats and intelligence, guard borders and airports, protect critical infrastructure and coordinate the response of the U.S. to future emergencies.

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

VECTOR ENVIRONMENTAL TESTING

West Nile Virus (“WNV”) is an arbovirus that can cause a fatal neurological disease in humans and is commonly found in North America, Europe, Africa, the Middle East, and West Asia. Since first being detected in the United States in 1999, the virus has spread and is now widely established in North and Central America, from Canada to Venezuela. In the United States alone, the CDC has reported over 5,000 total human WNV disease cases and a total of 243 deaths. The virus is mainly transmitted to people through the bites of infected mosquitoes, thus mosquito surveillance programs for WNV have been successfully implemented in the USA to monitor and mitigate the spread of the virus.

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

CARDIOVASCULAR TESTING MARKETS

Our RAMP® cardiovascular tests are intended for use primarily in hospital emergency rooms, laboratories and walk-in clinics around the world. We have obtained clearance to market these tests in the U.S., Canada, the European Union, China and other regulated jurisdictions around the world. RAMP® Cardiovascular testing products represent approximately 90% of our sales around the world.

In China, we sell our RAMP® and RAMP® 200 readers, as well as our Myoglobin, CK-MB, Troponin I, D-dimer and NT-proBNP tests to Shanghai Elite Biotech Co., Ltd. (“Shanghai Elite”) and Beijing Clear Biotech Co., Ltd. (“Beijing Clear”) under the RAMP® brand. In Japan, our distributor, Shionogi & Co., Ltd. (“Shionogi”), sells a rapid quantitative test for BNP under its own brand name.

We have agreements with regional distributors that sell our RAMP® cardiovascular products in the United States and various countries in Asia, Latin and South America, Europe and the Middle East.

INFECTIOUS DISEASE TESTING MARKETS

INFLUENZA A + B AND RSV

In the United States, we sell our RAMP® 200 reader as well as our Influenza A + B and RSV tests to Fisher HealthCare, which then distributes these RAMP®-branded readers and tests directly to end-users, nationwide. These tests provide hospitals with reliable and objective electronic results in approximately 15 minutes.

For our Flu tests, we were granted a Special 510(k) clearance by the U.S. Food and Drug Administration (“FDA”) for an update to our RAMP® Influenza A + B Assay Package Insert to include analytical reactivity information for a strain of the 2009 H1N1 virus cultured from positive respiratory specimens. Although our RAMP® Influenza A + B Assay has been shown to detect the 2009 influenza A (H1N1) virus in cultured isolates, the performance characteristics of this device with clinical specimens that are positive for the 2009 influenza A (H1N1) virus have not been established. Our RAMP® Influenza A + B Assay can distinguish between influenza A and B viruses, but it cannot differentiate influenza subtypes.

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

KEY SALES AND DISTRIBUTION AGREEMENTS

SHANGHAI ELITE BIOTECH CO., LTD. (SHANGHAI ELITE)

In 2013, we signed a distribution agreement with Shanghai Elite authorizing them to exclusively market our Cardiovascular POC readers and tests, which were approved by the China Food and Drug Administration (CFDA) in November 2013, in the East, Central, South, and Southwestern provinces of China. In 2015, this agreement was amended to expand the territory for Shanghai Elite expanded to all of China excluding Taiwan, Hong Kong and Macao Special Administration Region.

BEIJING CLEAR BIOTECH CO., LTD. (BEIJING CLEAR)

In 2013, we signed a distribution agreement with Beijing Clear authorizing them to exclusively market our Cardiovascular POC readers and tests in the North, Northeast, Northwest, and Western provinces of China.

The territory allocated to both Shanghai Elite and Beijing Clear encompasses all of China, exclusive of the Hong Kong and the Macau Special Administrative Region. In 2015, this agreement was terminated effective April 23, 2015.

HANGZHOU JOINSTAR BIOMEDICAL TECHNOLOGY CO. LTD. (JOINSTAR)

On October 15, 2014, we announced that we had entered into a funded Technology Development Agreement with Hangzhou Joinstar Biomedical Technology Co. Ltd. (“Joinstar”) to support the co-development of components and multiple assays that will run on a high throughput rapid immunoassay analyzer developed by Joinstar. Joinstar related entities purchased 1,800,000 of our common shares of at a price of $1.21 per share for net proceeds of $2.0 million on December 12, 2014. Under the terms of the Technology Development Agreement, Joinstar paid US$560,000 upon the signing of the Technology Development Agreement on October 15, 2014 and US$720,000 upon the signing of the Collaborative Agreement, which was signed on February 16, 2015. We are eligible to receive a further US$2.52 million in development milestones over the planned fifteen month project period. In conjunction with the signing of the Collaborative Agreement, we entered into a definitive Supply Agreement with Joinstar whereby we will provide certain materials required for Joinstar to manufacture and sell the developed assays specifically to run on their analyzer. Under the terms of the Supply Agreement, we are eligible to receive a guaranteed US$2.13 million in revenue based payments over the first five years of commercialization of the co-developed assays.

ANALYTICA LTD. (ANALYTICA)

In 2012, we signed a distribution agreement with Analytica, amended in 2012 and 2013, authorizing them to exclusively market our Cardiovascular readers and tests in the Russian Federation.

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

ADAPCO, INC. (ADAPCO)

In April 2008, we entered into a distribution agreement with ADAPCO, which replaced an earlier agreement signed in March 2006. The initial term of the agreement was for one year, and is automatically renewed on an annual basis. This agreement appoints ADAPCO as the exclusive distributor of our tests and readers for detection of West Nile Virus in the United States; however, the agreement also gives us the right to sell these products directly.

COMPETITION

MEDICAL POINT-OF- CARE (POC) MARKET

The medical POC test market is comprised of five basic segments: clinical chemistry, hematology, immunoassay, blood glucose and urinalysis, plus miscellaneous other tests. Dozens of companies sell qualitative POC tests in these segments. Few companies, however, participate in the quantitative POC immunoassay market. The following table summarizes our key known competitors in the POC testing market:

Test Market Segment
Company	Cardiac Markers	CHF Marker	Drugs of Abuse	Flu and Infectious Disease	Pregnancy / Ovulation	Blood Gases/ Electrolytes	Coagulation
Response Biomedical Corp.	√	√		√
Abbott Point of Care Inc.	√(1)	√				√	√
Alere Inc.	√	√	√	√	√	√	√
Becton Dickinson Corporation				√
Radiometer	√	√			√	√
Mitsubishi Chemical Medience Corporation (2)	√	√
Quidel Corporation				√	√
Roche Diagnostics (3)	√	√	√			√	√
(1)	Only Troponin I, CK-MB and BNP cardiac tests at this time.
(2)	Mitsubishi Pathfast weighs 33kg, which for some would not be considered a POC system but rather a small laboratory analyzer.
(3)

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

Quidel Corporation has sold rapid, qualitative tests for the detection of RSV and Influenza A and B since 2001 as the QuickVue® Influenza A+B test and the QuickVue® RSV test. Based on data published in March 2011, we believe that our RAMP® RSV test offers superior performance versus the QuickVue® RSV test. Binax, Inc., a division of Alere, has been selling Influenza A, Influenza B and RSV tests under the BinaxNOW® brand since 2002 and a combined Influenza A+B test since 2004. Both of these tests have received Clinical Laboratory Improvement Amendments of 1988, or CLIA-waived status, which has allowed for their use in physician office laboratories. Quidel has developed a reader-based detection instrument, the Sofia, available in the US since 2011 that can run tests for Influenza, RSV, Strep A and ®hCG. The Sofia Influenza A+B test received CLIA-waiver in 2012.

Becton-Dickenson developed the Veritor System Digital Reader in 2011 with the Influenza A+B, RSV and Strep tests. The BD Veritor along with the Influenza A+B and Strep tests is CLIA-waived.

Other infectious disease tests manufacturers available includes Thermo Electron Corp., which produces rapid Influenza, A+B tests that are not currently CLIA-waived.

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

BIODEFENSE MARKET

The following table summarizes our known competitors in the rapid on-site environmental biodefense testing market (note that this table may not include all biological agents for which these companies may have tests):

Biological Agent
Company	Anthrax	Ricin	Botulinum Toxin	Orthopox	Brucella	Plague	Tularemia	SEB
Response Biomedical Corp.	√	√	√	√
Alexeter Technologies LLC (1)	√	√	√	√	√	√	√	√
New Horizons Diagnostics	√	√	√			√	√	√
ADVNT Inc.	√	√	√			√		√
Idaho Technology Inc. (2)	√	√	√	√	√	√	√
Tetracore, Inc.	√	√	√	√	√	√	√	√
Smiths Detection BioSeeq Plus (3)	√			√		√	√
QTL/MSA	√	√						√

(1)	Product includes a portable reader based on reflectance technology.
(2)	Product includes a portable reader based on polymerase chain reaction technology.
(3)	Product includes a portable reader based on polymerase chain reaction technology.

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

16 Defense Research and Development Canada, July, 2002.

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

VECTOR ENVIRONMENTAL MARKET

Our main competitor in the rapid on-site vector environmental testing market is VecTest, currently distributed by Thermo Scientific.  VecTest is a qualitative test strip, available in multiplex format, used to detect WNV, SLE, EEE and WEE. While a study by the CDC in 2006 confirmed that our RAMP® West Nile Virus Test outperforms VecTest20, VecTest continues to occupy a market share due to its qualitative nature, as no instrument is required to perform the testing.

Emerging competition in the detection of West Nile Virus in the United States market is from RT-PCR systems, as more labs are investing in PCR technology in lieu of rapid detection.

OPERATIONS AND MANUFACTURING

Our RAMP® System consists of a Reader and test kits (“Kits”) of applicable RAMP® tests. Until the end of 2013, manufacturing of the Readers was outsourced to an electronics manufacturer located in British Columbia, Canada. Starting in January 2014, we now manufacture and repair both our Readers in-house at our manufacturing facility. We also manufacture all Kits in-house in order to maximize return on investment, protect proprietary technology, and ensure compliance with government and internal quality standards. Kit manufacturing includes reagent and component production, cartridge assembly and final packaging.

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

Where possible, we require distribution and marketing partners to provide a twelve-month rolling forecast in order to ensure timely and adequate product supply and to allow efficient production, materials, shipping and inventory planning. We plan to meet cost and quality targets through strict scale-up validation procedures and by negotiating supplier agreements for key materials that emphasize both reasonable costs and the highest possible quality. Final packaging, inventory storage and product distribution to marketing partners are managed in accordance with individual partner agreements.

18 Intertox Inc., July 2002.

19 The U.S. Army Aberdeen Proving Ground, November 2004.

20 Burkhalter et al. 2006

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

We have technology in-licensing agreements including the license of NTpro-BNP from Roche Diagnostics GmbH that expires in November 2024. In addition, we have a non-exclusive license of certain intellectual property required to manufacture our lateral flow immunoassay products that expires in December 2019.

GOVERNMENT REGULATION

REGULATORY APPROVAL

CLINICAL DIAGNOSTICS

The Food and Drug Administration, Health Canada and comparable agencies in foreign countries impose substantial requirements upon the development, manufacturing and marketing of drugs and medical devices through the regulation of laboratory and clinical testing procedures, manufacturing, marketing and distribution by requiring labeling, registration, notification, clearance or approval, record keeping and reporting, among other things. See “Risk Factors.”

In China, clearance to market drugs and medical devices must be granted by the China Food & Drug Administration (“CFDA”). Our previous distributors in China obtained their own regulatory clearances however, in November 2013, we received clearance from the CFDA to market our RAMP® Myoglobin, CK-MB, Troponin I and NT-proBNP tests. In January 2014, we received clearance for our Readers under the names of Response Reader System and Response Reader System Advanced. In August 2014, we received clearance to market our RAMP® D-dimer test.

As of December 7, 2003, all medical devices sold in the countries of the European Union (“EU”) are required to be compliant with the EU In-Vitro Diagnostic Directive. All new in-vitro diagnostic devices must bear a mark, called the CE Mark, to be registered and legally marketed in the EU after that date. The regulatory requirements for marketing are based on the classification of the individual products and EU member countries are not allowed to impose any additional requirements on medical device manufacturers other than the language used in product labeling. In April 2003, we fulfilled the requirements of the EU In-Vitro Diagnostic Directive Essential Requirements for our three RAMP® cardiac tests and RAMP® Reader; in December 2006, we registered our NT-proBNP test as well as our RAMP® liquid cardiac marker controls used by laboratories to verify Kit performance and user technique; in May 2009, we registered our RAMP® 200 Reader, in December 2009, we registered our Influenza A+B Test and in September, 2010 our RSV Test. In November 2012, we received the CE mark for our newest test, D-dimer, capable of the quantification of D-dimer in the blood important for detecting a variety of thrombotic disorders. In May 2013, we received CE Mark for our second generation RAMP® Cardiac Controls used by laboratories to verify Kit performance and user technique. These controls are manufactured for us by a European company who holds the 510(k) clearance with the FDA. Through the EC Declaration of Conformity, we are entitled to apply the CE Mark to these products. As with the FDA, future RAMP® tests may have different classifications, which would require ISO 13485 registration as well as a technical file review by a registration organization, known as a Notified Body, prior to authorization to apply the CE Mark.

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

In Canada, in vitro diagnostics are regulated by the Therapeutic Products Directorate of Health Canada (“TPD”) and are licensed for sale through submission to the TPD. The timeline for approval is similar to that of the FDA’s 510(k) process. As of January 2003, all new and existing class II, III and IV Medical Device Licenses (“MDL”) in Canada also require a valid International Organization for Standardization (“ISO”), 13485 or ISO 13488 Quality System Certificate from a registrar recognized by the Canadian Medical Devices Conformity Assessment System (“CMDCAS”). We achieved registration to the ISO 13485:2003 standard in April 2004. An MDL was issued for our Myoglobin Assay and Reader in 2002. MDLs were received for our RAMP® CK-MB Assay and RAMP® Troponin I Assay in August 2004; for our RAMP® NT-proBNP Assay in June 2007, and for our RAMP® liquid cardiac marker controls used by laboratories to verify Kit performance and user technique. These controls are manufactured for us by a U.S. company who holds the 510(k) clearance with the FDA. An MDL was received for our RAMP® Influenza A+B Assay and RAMP® 200 reader in May 2009. An MDL was received for our RAMP® RSV Assay in May 2010. In May 2013, we received an MDL from Health Canada as a private labeler for our second generation RAMP® Cardiac Controls.

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

MANUFACTURING REGULATIONS AND VARIOUS FEDERAL, STATE, LOCAL AND INTERNATIONAL REGULATIONS

The 1976 Medical Device Amendment also requires us to manufacture our RAMP® products in accordance with Good Manufacturing Practice regulations. Current Good Manufacturing Practices (“CGMPs”) requirements are set forth in the 21CFR 820 Quality System Regulation. These requirements regulate the methods used in, and the facilities and controls used for the design, manufacture, packaging, storage, installation and servicing of our medical devices intended for human use. Our manufacturing facility is subject to periodic inspections. In addition, various state regulatory agencies may regulate the manufacture of our products.

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

RESEARCH AND DEVELOPMENT EXPENDITURES

Research and development activities relate to development of new tests and test methods, clinical trials, product improvements and optimization and enhancement of existing products. Our research and development expenses, which consist of personnel costs, facilities, materials and supplies, regulatory and clinical trial activities and other related expenses were $3.5 million, $2.4 million, and $3.0 million for the years ended December 31, 2014, 2013, and 2012, respectively.

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

RISKS ATTENDANT TO FOREIGN OPERATIONS AND DEPENDENCE

64% of our sales in 2014 were generated from China primarily through our two Chinese distributors. In early 2015, we expanded the scope of our agreement with Shanghai Elite to encompass all of China resulting in a greater dependence on the performance of this distributor.

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

The geographical distribution of our product sales is as follows (in thousands):

Years ended December 31,	2014	2013	2012
	$	$	$
China	6,905	7,153	7,748
United States	1,246	1,670	1,124
Asia (excluding China)	512	807	824
Europe	1,304	1,121	1,081
Canada	73	35	30
Other	788	745	943
Total	10,828	11,531	11,750

Product sales by type of product were as follows (in thousands):

Years ended December 31,	2014	2013	2012
	$	$	$
Cardiovascular	9,785	10,056	10,798
Infectious Diseases	163	450	173
Biodefense products	360	403	317
West Nile Virus (Environmental)	520	622	462
Total	10,828	11,531	11,750

For further information, please see Item 6 (“Selected Financial Data”).

WORKING CAPITAL

Please see Item 6 (“Selected Financial Data”) and Item 7 (“Management's Discussion and Analysis of Financial Condition and Results of Operations").

EMPLOYEES

On December 31, 2014, we had 68 full-time employees.

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

We are not profitable and have had negative cash flow from operations. We expect that our current cash resources, expected cash burn, and anticipated revenues can maintain operations through the next twelve months. If additional financing is not obtained or we are unable to achieve cash flow positive operations, we will be required to reduce or restructure operations or we may be required to cease operations. We have relied primarily on debt and equity financings to fund our operations and commercialize our products. Additional capital may not be available, at such times or in amounts as needed by us. Even if capital is available, it might be on adverse terms. Any additional equity financing will be dilutive to our shareholders. If access to sufficient capital is not available as and when needed, our business will be materially impaired and we may be required to cease operations, curtail one or more product development, manufacturing improvement, or sales generation programs, attempt to obtain funds through collaborative partners or others that may require us to relinquish rights to certain technologies or product candidates, or we may be required to significantly reduce expenses, sell assets, seek a merger or joint venture partner, file for protection from creditors or liquidate all our assets.

In February 2014, we secured a US$2.5 million term loan from Silicon Valley Bank (“SVB”) of which an initial US$1.5 million was drawn. This term loan contains covenants that may limit our flexibility in planning for or reacting to changes in our business and our industry, including limitations on incurring additional indebtedness, making investments, granting liens and merging or consolidating with other companies. Complying with these covenants may impair our ability to finance our future operations or capital needs or to engage in other favorable business activities.

In addition, our term loan initially required us to maintain certain financial ratios along with various operational and other covenants. On December 15, 2014, we renegotiated the term loan for the same term and interest rate, SVB waived its rights in respect of our breaches of certain financial covenants and any future minimum revenue and liquidity ratio financial covenants were removed. SVB received an additional 54,905 warrants and will receive a final payment of up to 4% of the principal advanced. If a future event of default under the term loan were to occur and it is not cured, waived, or forbeared, SVB could cause all amounts outstanding with respect to the term loan to be due and payable immediately. We cannot assure that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments, either upon maturity or if accelerated upon the event of default, or that we would be able to refinance or restructure the payments on those debt instruments.

Our inability to generate sufficient cash flows may result in our Company not being able to continue as a going concern.

We have incurred significant losses to date and we expect these losses to continue for the near future. As at December 31, 2014, we had an accumulated deficit of $120.3 million and have only generated positive cash flow from operations once, in the first quarter of 2013. Our existing cash resources, along with the additional cash milestones anticipated from the funded development from our collaboration agreement, may not be sufficient to fund operations for at least the next twelve months. In addition, we may not be able to successfully earn the development milestones in our collaboration agreement with Joinstar on a timely basis or at all. Accordingly, there is substantial doubt about our ability to continue as a going concern. We may need to seek additional financing to support our continued operations; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. In view of these conditions, our ability to continue as a going concern is dependent upon our ability to obtain such financing and, ultimately, on achieving profitable operations. The outcome of these matters cannot be predicted at this time. The consolidated financial statements for the year ended December 31, 2014 do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should we be unable to continue in business. Such adjustments could be material. If we are unable to generate sufficient revenue, positive cash flow or earnings, or raise sufficient capital to maintain operations, we may not be able to continue operating our business and be forced to sell our Company or liquidate our assets.

We have evolved from a pure development company to a commercial enterprise but to date have realized minimal operating revenues from product sales. For the years ended December 31, 2014, 2013 and 2012, we have a net loss of $2.1 million, $6.0 million, and $5.3 million, respectively; however, excluding the non-cash unrealized loss or gain on revaluation of our warrant liability we have incurred adjusted losses of $6.1 million, $3.9 million, and $4.9 million. We currently are not profitable and expect that operating losses could continue. Generating revenues and profits will depend significantly on our ability to obtain sufficient financing and to successfully develop, commercialize, manufacture and market our products. The time necessary to achieve market success for any individual product is uncertain. No assurance can be given that product development efforts will be successful, that required regulatory approvals can be obtained on a timely basis, if at all, or that approved products can be successfully manufactured or marketed. Consequently, we cannot assure that we will ever generate significant revenue or achieve or sustain profitability. As well, there can be no assurance that the costs and time required to complete commercialization will not exceed current estimates. We may also encounter difficulties or problems relating to research, development, manufacturing, distribution and marketing of our products. In the event that we are unable to generate adequate revenues, cash flow or earnings, to support our operations, or we are unable to raise sufficient capital to do so, we may be forced to cease operations and either sell our business or liquidate our assets.

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

Current and future conditions in the global economy and in key country markets we serve may have a material adverse effect on our business prospects, financial condition and results of operations.

Economic performance in markets we serve has been mixed, with some countries experiencing slow growth or recessions. In addition, country specific crises such as the impact of low oil prices on certain oil producing countries and economic sanctions on countries such as Russia may impact our sales in those specific countries. Though we cannot predict the extent, timing, or ramifications of future financial crisis, world political events, and the economic outlook in different economies, we believe that a downturn in the world's major economies and the related constraints in the credit markets will heighten a number of material risks to our business, results of operations, cash flows and financial condition, as well as our future prospects, including the following:

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

●     Currency and import controls – Our customers may be impacted by various governmental controls on currency and restrictions on imports. These controls may impact our customers’ ability to order and pay for our product.

●     Commitments from our customers — There is a greater risk that customers may be slower to make purchase commitments during times of economic uncertainty or significant currency fluctuations, which may negatively impact the sales of our new and existing products.

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

In the fourth quarter of 2013, we transitioned from a total reliance upon sales in China from our previous two distributors to total reliance upon sales in China from our two new distributors, Shanghai Elite and Beijing Clear. In 2015, we have granted Shanghai Elite exclusive rights to all of China excluding Taiwan, Hong Kong and Macao Special Administration Region. Beijing Clear’s distribution rights as a primary will terminate effective April 23, 2015. We cannot predict whether our new distributors will fully replace the sales previously provided by our former distributors, which would have an adverse impact on our business performance in future years, as was the case in the second and third quarters of 2013 and the first quarter of 2014

As we generate a large part of our revenues from international product sales and services for international customers, we are subject to risks inherent in international business, including currency exchange risk, difficulty in collecting accounts receivable, and possible marketing restrictions. Consequently, we may be restricted from selling our products in certain jurisdictions or our products may not be able to be sold at a profit.

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

●     country specific issues or restrictions affecting the ability of our distributors to purchase our products;

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

Approximately 64% of our product revenue derives from sales of our products through our distribution channel partners in China. China is a dynamic and rapidly evolving market for medical technology including the POC diagnostic testing market in which we compete. While we have established a direct presence in China via a Representative Office to allow us to better monitor and understand this market, there is no assurance that these activities will be effective and will enable us to anticipate changes in this market or may impact the relationships that we have with existing Chinese distributors which could materially and adversely impact our product sales in China. In addition, in 2015 we will have one distributor in China for all of our China sales that we will need to monitor and continue to develop experience with their ability to generate sales and anticipate changes in the market.

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

Our business may be impacted by political events, war, terrorism, public health issues, natural disasters and other circumstances.

War, terrorism, geopolitical uncertainties, and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a material adverse effect on our Company, our suppliers, logistics providers, manufacturing vendors, and customers, including our channel partners. Our operations are subject to interruption by events beyond our control, which could decrease demand for our products, make it difficult or impossible to make and deliver products to our customers, including channel partners, or to receive components from our suppliers, and create delays and inefficiencies in our supply chain. Should any of these events occur, we could incur significant losses, require substantial recovery time and experience significant expenditures in order to re-obtain market share or resume operations.

A larger-than-required and high cost facility lease and associated cash used to repay additional financial obligations associated with the facility will negatively impact our operating results and financial position.

In May 2007, we entered into an agreement to lease a multi-use, 46,000 square foot facility in Vancouver, British Columbia, Canada. Although we have recently brought our Reader manufacturing in-house, this facility, which we have occupied as our main operation center since 2008, is significantly larger than required for our near term production requirements. The excess space is difficult to sublease due to the current layout of the company’s manufacturing operations and the significant availability of space in other buildings in the local real estate market. In addition to rental payments for the facility, we are obligated to repay with interest over the next 8 years the $5.7 million balance due as of December 31, 2014 on the repayable leasehold improvement allowance.

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

As component manufacturers manage their product lifecycles, some critical components used in the manufacturing of our Readers may become unavailable resulting in delays in production or lead to the inability to manufacture our instrument as currently designed. In some cases, we are able to secure sufficient quantities of the components prior to their obsolescence to continue manufacturing until replacement components can be sourced or designed and the required regulatory approvals are received. Should these safety stocks of older components or product design updates for replacement components prove insufficient, we may experience significant delays in production or the potential inability to manufacture our instrument as currently designed may occur. As a result, we may not be able to meet customer requirements, and that could have a material adverse effect on future sales.

To the extent we are able to enter into collaborative arrangements or strategic partnerships, we will be exposed to risks related to those collaborations and partnerships.

We are currently party to a collaboration agreement and related supply agreement with Joinstar. The success of the collaboration agreement and the timing of our receipt of the development milestones is dependent on our and Joinstar’s success in the co-development of components and assays to be run on a new immunoassay analyzer developed by Joinstar. In addition, since marketing and distribution of the co-developed assays will be the responsibility of Joinstar, we are dependent on the success of their marketing efforts under the supply agreement.

The collaboration with Joinstar could subject us to a number of risks, including the risk that:

●	We may not be able to control the amount and timing of resources that Joinstar will devote to the co-development and marketing of the assays;

●	Joinstar may experience financial difficulties or technical difficulties in the development of their new immunoassay analyzer;

●	Significant changes in a Joinstar’s business strategy may adversely affect their willingness or ability to complete their obligations under our agreements.

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

We are highly dependent upon the members of our management and scientific staff, who could leave Response at any time. The loss of these key individuals could impede our ability to achieve our business goals. Our Chief Executive Officer and Senior Vice President of Worldwide Sales and Marketing resigned during the third quarter of 2014. The Board consequently, appointed an experienced executive as our interim Chief Executive Officer and promoted a senior executive to Chief Operating Officer. The Board continues to work closely and support the remaining management team and believes this team has the potential to effectively lead the company’s recovery and future growth. There can be no assurance however that the current management team can continue to improve operations and achieve strong targeted future growth due to the substantial workload facing the small leadership team.

We face competition for qualified employees from numerous industry and academic sources, and there can be no assurance that we will be able to retain our key managers and other qualified personnel on acceptable terms. We currently do not have key person insurance in place on any of our key employees. In the event that we are unable to retain key personnel, and recruit qualified key personnel on favorable terms, we may not be able to successfully manage our business operations, including sales and marketing activities, product research and development and manufacturing. As a consequence, we may not be able to effectively develop and manufacture new products, negotiate strategic alliances or generate sufficient revenue growth from existing products.

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

We are subject to manufacturing risks, including our manufacturing experience with newer products and processes, which may hinder our ability to scale-up manufacturing. Additionally, unanticipated acceleration or deceleration of customer demand may lead to manufacturing inefficiencies. We must manufacture our products in compliance with regulatory requirements, in sufficient quantities and on a timely basis, while maintaining acceptable product quality and manufacturing costs. Significant additional resources, implementation of additional automated and semi-automated manufacturing equipment and changes in our manufacturing processes and organization have been, and are expected to continue to be, required for scale-up to meet increasing customer demand , and this work may not be affordable and/or successfully or efficiently completed.

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

For instance, estimating the fair value of stock-based payments is highly dependent on assumptions regarding the future exercise behavior of our employees and changes in our stock price. Our stock-based payments have characteristics significantly different from those of freely traded options, and changes to the subjective input assumptions of our stock-based payment valuation models can materially change our estimates of the fair values of our stock-based payments. In addition, the actual values realized upon the exercise, expiration, early termination, or forfeiture of stock-based payments might be significantly different than our estimates of the fair values of those awards as determined at the date of grant.

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

Federal, state and foreign regulations regarding the manufacture and sale of medical devices continue to evolve and are constantly subject to change. We cannot predict what regulations may come into effect in the future and what impact, if any; such regulatory changes may have on our business.

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

In addition, in various emerging markets such as China, there may be local competitors who sell only in that specific country. Some of these local competitors may be very strong competitors in their local markets due to factors, which may include lower cost production, stronger sales, marketing and distribution capabilities, customer familiarity and preference for local suppliers and local government environments, which may favor local companies and their products.

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

As of December 31, 2014, we had outstanding stock options to purchase an aggregate of 1,007,629 shares, at exercise prices between $0.88 and $8.20, warrants to purchase an aggregate of 5,067,134 shares at exercise prices between $1.00 and $3.58, and 136,348 restricted share units, which in total represents 39% of our fully diluted outstanding share capitalization at that date. To the extent that these outstanding options and warrants are exercised, considerable dilution to the interests of our shareholders will occur.

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

Our common stock is currently listed for trading in Canada on the Toronto Stock Exchange. Our common stock is also quoted in the United States on the OTCQB. Shareholders may find it more difficult to dispose of or to obtain accurate quotations as to the price of our securities than if the securities were traded on a national securities exchange like The New York Stock Exchange, the NASDAQ Stock Market or the NYSE Amex LLC.

ITEM 2.       PROPERTIES.

Our business offices are located in Vancouver, British Columbia. In May 2007, we entered into an agreement to lease a multi-use, 46,000 square foot facility. The facility has housed all of our operations since March 31, 2008 and requires us to pay approximately $180,000 per month in rent and operating expenses. Initial capital modifications to the facility were paid by the landlord and managed by us. The agreement has an initial term of 15 years with two five-year renewal options. To secure the lease, we are required to maintain a security deposit with the landlord in the form of an irrevocable letter of credit in the amount of $870,000. As part of the agreement, we received a repayable leasehold improvement allowance for an amount of $7.8 million, used for additional improvements to the facility. The allowance is being repaid over the term of the operating lease at approximately $89,000 per month including interest at an annual rate of 11%, compounded monthly.

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

PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET FOR COMMON EQUITY

Our common stock is traded on the Toronto Stock Exchange (TSX) under the trading symbol “RBM” and quoted on the OTCQB under the symbol “RPBIF”. As of February 28, 2015, there were 9,759,560 shares of our common stock outstanding held by approximately 1,800 stockholders of record and 2 beneficial stockholders. The high and low sales prices of our common stock as reported on the TSX for the periods indicated are as follows:

	HIGH	LOW
	(in CDN $)	(in CDN $)
Response Biomedical Corp.
YEAR ENDED DECEMBER 31, 2013
First quarter	$5.19	$1.07
Second quarter	4.12	2.29
Third quarter	3.20	2.05
Fourth quarter	2.57	1.30

YEAR ENDED DECEMBER 31, 2014
First quarter	$1.94	$1.41
Second quarter	1.60	1.41
Third quarter	1.80	1.22
Fourth quarter	1.37	0.70

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

SALES OF UNREGISTERED SECURITIES

On December 12, 2014, the Company closed a non-brokered private placement of 1,800,000 common shares at a price of $1.21 per common share for total gross proceeds of $2.2 million before share issuance costs of approximately $150,000. The offering was exempt under Rule 506 of Regulation D promulgated under Securities Exchange Act of 1934, as amended (Rule 506).

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

REPURCHASES OF EQUITY SECURITIES

We did not repurchase any of our equity securities during the year ending December 31, 2014.

ITEM 6.       SELECTED FINANCIAL DATA.

The selected historical financial information presented below for each of the five years ended December 31, 2010 through to 2014, has been derived from our consolidated financial statements prepared in accordance with U.S. GAAP.

The information below should be read in conjunction with our consolidated financial statements, the related notes thereto and the information contained in "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations".

Year ended December 31,	2014	2013	2012	2011	2010
Consolidated Statements of Income Data:
Product sales	$10,828	$11,531	$11,750	$9,024	$6,792
Collaborative revenue	186	-	-	450	321
Total revenue	$11,014	$11,531	$11,750	$9,474	$7,113
Cost of sales	6,647	6,588	7,504	6,969	7,098
Gross profit	4,367	4,943	4,246	2,505	15
Operating expenses	9,400	8,147	8,449	7,392	9,216
Loss from operations	(5,033)	(3,204)	(4,203)	(4,887)	(9,201)
Other expense / (income)	(2,943)	2,794	1,078	484	881
Net loss	$(2,090)	$(5,998)	$(5,281)	$(5,371)	$(10,082)
Loss per common share - basic and diluted	$(0.26)	$(0.89)	$(0.82)	$(2.72)	$(9.08)
Weighted average common shares outstanding - basic and diluted	8,025,143	6,747,369	6,437,158	1,972,171	1,110,470

As of December 31,	2014	2013	2012	2011	2010
Consolidated Balance Sheets Data:
Total assets	$13,628	$14,204	$14,348	$20,893	$19,524
Long-term obligations	7,411	7,063	7,633	8,236	8,780
Total shareholders' equity/(deficit)	(894)	(1,482)	321	4,976	8,054

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

Our sales for any future periods are not predictable with a significant degree of certainty, and may depend on a number of factors outside of our control, including but not limited to the performance of our distributors including their inventory or timing considerations, their changing local competitive and/or reimbursement environments, and/or their ability or failure to meet minimum purchase commitments. We generally operate with a limited order backlog because our products are typically shipped shortly after orders are received. Product sales in any quarter are generally dependent on orders booked and shipped in that quarter. As a result, any revenue shortfall would negatively affect our operating results and financial condition. In addition, our sales may be adversely impacted by pricing pressure and new product offerings from competitors. Our ability to be consistently profitable will depend, in part, on our ability to increase the sales volumes of our products, improve our gross margins, control our expenses and to successfully compete with other competitors. In addition, individual shipments to our largest distributors are sometimes very large—up to 70% of a quarter’s revenue may be in a single shipment. Timing of these large shipments can have a large impact on individual quarter revenues. Our financial performance from quarter to quarter may vary substantially based on timing of one or two large shipments, and thus we believe that period to period comparisons of our quarterly results of operations are not necessarily meaningful indicators of future results.

Our ability to continue as a going concern is uncertain and dependent on our ability to obtain additional financing and/or achieve cash flow positive operations. We have, thus far, financed our operations through a series of equity financings, debt financing, and collaborative arrangements. On October 15, 2014, we announced that we had entered into a funded Technology Development Agreement with Hangzhou Joinstar Biomedical Technology Co. Ltd. (“Joinstar”) to support the co-development of components and multiple assays that will run on a high throughput rapid immunoassay analyzer developed by Joinstar. Joinstar related entities purchased 1,800,000 of our common shares of at a price of $1.21 per share for net proceeds of $2.0 million on December 12, 2014. Under the terms of the Technology Development Agreement, Joinstar paid US$560,000 upon the signing of the Technology Development Agreement on October 15, 2014 and US$720,000 upon the signing of the Collaborative Agreement, which was signed on February 16, 2015. We are eligible to receive a further US$2.52 million in development milestones over the planned fifteen month project period. In conjunction with the signing of the Collaborative Agreement, we entered into a definitive Supply Agreement with Joinstar whereby we will provide certain materials required for Joinstar to manufacture and sell the developed assays specifically to run on their analyzer. Under the terms of the Supply Agreement, we are eligible to receive a guaranteed US$2.13 million in revenue based payments over the first five years of commercialization of the co-developed assays.

In addition to the Joinstar agreements, on February 11, 2014, we secured a US$2.5 million term loan from Silicon Valley Bank (“SVB”) of which only US$1.5 million was drawn down. On October 1, 2014 and November 3, 2014, we announced that we had breached certain financial covenants of the original term loan agreement. We subsequently entered into forbearance agreements with SVB in which SVB agreed not to exercise its rights in respect of the breach or anticipated breach until December 15, 2014. We then renegotiated the terms of the term loan and, on December 15, 2014, announced that we had entered into an amendment to the original term loan agreement with SVB. Under the amendment, SVB agreed to continue to advance the remaining outstanding principal of US$1.4 million for the same term and interest rate, waive its rights in respect of the previously announced breaches of certain financial covenants and to remove any future minimum revenue and liquidity ratio financial covenants. In addition, SVB received additional warrants and will receive a final payment of up to 4% of the principal advanced.

We believe that, with the signing and targeted execution under the new Joinstar Agreements and the renegotiation of the term loan with SVB, based on the current level of operations and excluding out of the ordinary cash management measures, our cash and cash equivalent balances, including cash generated from operations, will be sufficient to meet the anticipated cash requirements through the next twelve months. However, due to our history of losses, there is substantial doubt over our ability to continue as a going concern as we are dependent on meeting the remaining development milestones required to earn the US$2.52 million in development fees under the collaboration agreement with Joinstar or achieving profitable operations, the outcomes of which cannot be predicted at this time.

RECENT DEVELOPMENTS

■

On January 2, 2014, we announced that the distribution agreement with O&D Biotech Co., Ltd. (“O&D”) expired effective December 31, 2013 and that we were discussing a new agreement with O&D. Ultimately, we were not able to agree on mutually acceptable terms with O&D and we transitioned to two new distributors, Beijing Clear Biotech Co., Ltd. and Shanghai Elite Biotech Co., Ltd whose collective territories encompass all of China.

■	On February 11, 2014, we announced that we had secured a US$2.5 million term loan from SVB as noted in the above section.

■	On August1, 2014, Timothy Shannon resigned as Senior Vice President of Worldwide Sales and Marketing.

■	On August 28, 2014, we announced that Lewis J. Shuster was appointed Chairman of our board of directors and that Dr. Peter A. Thompson, the previous chairman, will remain on the board of directors.

■

On September 16, 2014, we announced that Jeffrey L. Purvin has resigned from our board of directors and as our President and Chief Executive Officer and that Anthony Holler, M.D. succeeded him as Interim Chief Executive Officer. In addition, Dr. Barbara R. Kinnaird, PhD., was promoted from Vice President to Chief Operating Officer.

■

On October 1, 2014, we announced that we had entered into a forbearance agreement with SVB as of September 30, 2014 where SVB agreed to grant a forbearance under which it agreed not to exercise its rights in respect of a breach of a financial covenant required by the loan agreement before October 31, 2014.

■

On October 10, 2014, we announced that we had entered into a funding agreement with the National Research Council of Canada Industrial Research Assistance Program for up to $412,000 to support our development of a new sepsis biomarker test for use on our RAMP® platform. This marker will complement our current cardiovascular and infectious disease test menu.

■

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

■

On November 3, 2014, we announced that we had entered into a second forbearance agreement with SVB as of October 31, 2014 where SVB agreed to grant a forbearance under which it agreed not to exercise its rights in respect of a breach and anticipated breach of certain financial covenants required by the loan agreement before December 15, 2014.

■	On December 12, 2014, we announced that we had closed a private placement with Joinstar related entities for net proceeds of $2.0 million.

■

On December 15, 2014, we announced that we had renegotiated our term loan with SVB. The revised loan totaled US$1.4M for the same term and interest rate, waive its rights in respect of the previously announced breaches of certain financial covenants and to remove any future minimum revenue and liquidity ratio financial covenants. In addition, SVB received additional warrants and will receive a final payment of up to 4% of the principal advanced.

■

On February 6, 2015, we announced that we have expanded the scope of our agreement to distribute our cardiovascular portfolio of RAMP® products with Shanghai Elite Biotech Co., Ltd. (“Shanghai Elite”) effective April 23, 2015. Under the revised agreement, Shanghai Elite will have exclusive distribution rights in China. In addition, product pricing levels and exclusivity clauses are contingent upon the achievement of certain sales minimums.

■	On February 16, 2014, we announced that we have signed the Collaboration and Supply Agreements with Joinstar and earned the second milestone of US$720,000 as mentioned above.

RESULTS OF OPERATIONS

REVENUES, COST OF GOODS SOLD AND GROSS MARGIN (IN THOUSANDS EXCEPT PERCENTAGES)

	Year ended December 31,			Change 2013 to 2014		Change 2012 to 2013
	2014	2013	2012	Increase / (Decrease)	Percent Change	Increase / (Decrease)	Percent Change
Product sales	10,828	11,531	11,747	(703)	(6%)	(217)	(2%)
Collaborative revenue	186	-	-	186	-	-	-
Total revenue	11,014	11,531	11,747	(517)	(4%)	(217)	(2%)
Cost of Sales	6,647	6,588	7,504	59	1%	(915)	(12%)
Gross profit	4,367	4,942	4,244	(575)	(12%)	699	16%
Gross margin on product sales	38.6%	42.9%	36.1%

FISCAL 2014 VERSUS FISCAL 2013

Product Sales

Product sales decreased 6%, or $0.7 million, in fiscal 2014 as compared to fiscal 2013. The change in total revenue is due to the following:

●     Cardiovascular sales have decreased 2.7%, or $0.3 million, primarily due to reduced sales in China as a result of the transition to new distribution partners in the fourth quarter of 2013; and

●     Infectious disease, Biodefense and West Nile Virus sales have decreased 29%, or $0.4 million, primarily due to lower sales of Influenza tests during the first quarter of 2014 compared with the first quarter of 2013, because the flu season was more severe during the first quarter of 2013;

Collaborative Revenue

Collaborative revenue was $0.2 million in fiscal 2014 due to recognition of revenue associated with the collaboration with Joinstar signed in the fourth quarter of 2014. We did not record any collaborative revenue in 2013.

Gross Profit

Gross profit decreased 12%, or $0.6 million, in fiscal 2014 as compared to fiscal 2013. The change in total gross profit is primarily due to the decrease in product sales of 6% and a decrease in gross margin on product sales to 38.6% from 42.9% in fiscal 2013. This decrease in gross margin is primarily due to the following:

●     A decrease in the sale of our higher margin products (Infectious disease, Biodefense, and West Nile Virus ) described under Product Sales above;

●     An increase in promotional reader placement programs implemented during the year intended to stimulate future test sale growth;

●     A $265,000 increase in the amount of inventory provided for or written off related to scrapped, expired, obsolete or damaged inventory; and

●     A 2%, increase in unit manufacturing costs as inflationary cost factors outweighed productivity gains during the year.

FISCAL 2013 VERSUS FISCAL 2012

Product Sales

Product sales decreased 2%, or $0.2 million, in fiscal 2013 as compared to fiscal 2012. The change in total revenue is due to the following:

●     Cardiovascular sales decreased 7%, or $0.7 million, primarily due to reduced sales in China as a result of the transition to new distribution partners in the fourth quarter;

●     Infectious disease sales increased 160%, or $0.3 million, primarily due to the seasonal increase in the demand for Influenza tests during the first quarter of 2013 based on the severity of the 2012-2013 Influenza season; and

●     Biodefense and West Nile Virus sales have increased 32%, or $0.2 million, primarily due to growth by our West Nile Virus distributor in the U.S.

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

OPERATING EXPENSES (IN THOUSANDS EXCEPT PERCENTAGES)

	Year ended December 31,			Change 2013 to 2014		Change 2012 to 2013
	2014	2013	2012	Increase / (Decrease)	Percent Change	Increase / (Decrease)	Percent Change
Research and development	3,525	2,401	2,953	1,124	47%	(552)	(19%	)
General and administrative	3,297	3,574	4,101	(277)	(8% )	(527)	(13%	)
Sales and marketing	2,578	2,171	1,395	407	19%	777	56%
Total operating expenses	9,400	8,147	8,449	1,253	15%	(302)	(4%	)

FISCAL 2014 VERSUS FISCAL 2013

Research and Development Expenses

Research and development expenses increased by 47%, or $1.1 million. The increase is primarily due to a $902,000 increase in professional fees and development costs associated with increased product development, clinical and regulatory work and a $166,000 increase in salaries and wages primarily the result of a reduction in government funding support that funds some of our research and development salaries and wages.

General and Administrative Expenses

General and administrative expenses decreased by 8%, or $277,000. The decrease is primarily due to a $292,000 decrease in stock based compensation expense, a $178,000 decrease in legal and professional fees and overhead costs due primarily to a decrease in the amount of legal work required in 2014. This was offset by a $129,000 increase in salaries and wages as a result of higher severance costs that more than offset the savings from reduced headcount in 2014.

Sales and Marketing Expenses

Sales and marketing expenses increased by 19%, or $407,000. The increase is primarily due to a $323,000 increase in salaries and wages and recruiting costs as a result of severance incurred in 2014 and an increase in the number of sales employees in the U.S. and China. The remaining increase is due to higher travel and marketing expenditures due to an increase tradeshow and conference presence.

FISCAL 2013 VERSUS FISCAL 2012

Research and Development Expenses

Research and Development Expenses decreased by 19%, or $551,000. The decrease is primarily due to a $296,000 decrease in product development and legal costs in 2013 from higher 2012 spending levels related to the clinical development of our D-dimer assay in 2012. In addition, there was a $161,000 decrease in administrative, overhead, consulting and depreciation expenses incurred related to development projects that were ongoing in 2012. Finally, there was an $82,000 decrease in salaries and wages as a result of government funding received supporting a portion of development salaries and a lower headcount compared to 2012.

General and Administrative Expenses

General and Administrative Expenses decreased by 13%, or $527,000. The decrease is primarily due to a $267,000 decrease in recruiting and relocation fees incurred for senior management personnel in 2012, a $136,000 decrease in legal expenses and an $116,000 decrease consulting costs as a result of a permanent Chief Executive Officer and Chief Financial Officer hired in the middle of 2012.

Sales and Marketing Expenses

Sales and Marketing Expenses increased by 56%, or $776,000. The increase is primarily due to a $592,000 increase in salaries and wages and stock based compensation due to the addition of sales and marketing personnel in the U.S. and China. In addition, there was a $194,000 increase in administrative, travel and overhead expenses as a result of the additional sales and marketing personnel.

OTHER EXPENSE, NET (IN THOUSANDS EXCEPT PERCENTAGES)

	Year ended December 31,			Change 2013 to 2014		Change 2012 to 2013
	2014	2013	2012	Increase / (Decrease)	Percent Change	Increase / (Decrease)	Percent Change
Interest expense and amortization of deferred financing costs and debt discount	874	696	734	178	26%	(38)	(5% )
Interest income	(15)	(15)	(22)	(0)	0%	7	(31% )
Other income	-	(58)	-	58	100%	(58)	0%
Income tax expense	68	41	-	27	100%	41	0%
Foreign exchange loss	132	16	2	116	743%	13	585%
Unrealized (gain) loss on revaluation of warrant liability	(4,002)	2,114	364	(6,116)	(289% )	1,750	480%
Total Other Expenses	(2,943)	2,793	1,079	(5,736)	(205% )	1,715	159%

FISCAL 2014 VERSUS FISCAL 2013

Interest Expense and Amortization of Deferred Financing Costs and Debt Discount

Interest expenses and amortization of deferred financing costs and debt discount increased by 26%, or $178,000. The increase is primarily due to the interest and amortization costs related to the SVB debt offset by a decrease in interest paid on the repayable leasehold improvement allowance as a result of a decrease in principal in 2014 versus 2013.

Other Income

Other income represents cash received upon the non-recurring demutualization of our insurance provider. This was a one time event in 2013.

Income Tax Expense

The income tax expense is the result of the establishment of our representative office in Shanghai, China. Income tax is owed based on a percentage of operating expenses incurred. The increase is due to tax paid on a full year’s of expenses in 2014 versus a partial year in 2013.

Foreign exchange loss

Foreign exchange loss increased by 743%, or $116,000. Foreign exchange gains and losses are largely due to U.S. dollar balances of cash and cash equivalents, accounts receivable, accounts payable, and debt affected by the fluctuations in the value of the U.S. dollar as compared to the Canadian dollar.

Unrealized (gain) loss on revaluation of warrant liability

The unrealized gain on revaluation of the warrant liability is solely due to the mark-to-market revaluation of the outstanding warrants each reporting period. The fair market value decreased from December 31, 2013 resulting in an unrealized gain of $4.0 million. The fair market value is calculated using a Black-Scholes model with inputs for volatility, risk free interest rate, and expected life of the warrants. The primary reason for the decrease in the value of the liability is the decrease in the fair market value of the shares of the Company in relation to December 31, 2013. A small change in the estimates used in the Black-Scholes pricing model may have a relatively large change in the estimated valuation of the common stock warrants.

FISCAL 2013 VERSUS FISCAL 2012

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

LIQUIDITY AND CAPITAL RESOURCES (IN THOUSANDS EXCEPT PERCENTAGES)

Total cash and cash equivalents and working capital at December 31, 2014 and 2013 were as follows:

	2014	2013
Cash and cash equivalents	$3,221	$2,958
Percentage of total assets	24%	21%
Working capital	$(772)	$(2,232)
Warrant liability	1,249	5,251
Working capital, excluding Warrant liability	477	3,019

As at December 31, 2014, the Company had a negative working capital balance. Included in current liabilities is a warrant liability that is required to be measured at fair value and is presented as a current liability in accordance with ASC 815. Each warrant may only be exercised on a net cashless exercise basis and no warrant may be exercised at a time when the exercise price equals or exceeds the current market price, which means that the potential settlement of any warrant does not require any cash disbursement. Without taking into account the warrant liability mentioned above, the Company’s working capital as at December 31, 2014 is $0.5 million (December 31, 2013 - $3.0 million).

FINANCIAL CONDITION

We have financed our operations primarily through equity and debt financings. As of December 31, 2014, the Company has raised approximately $107.8 million from the sale and issuance of equity securities and debt, net of issue costs. On October 15, 2014, we entered into a funded Technology Development Agreement with Joinstar to support the co-development of components and multiple assays that will run on Joinstar’s high throughput rapid immunoassay analyzer. We then closed a private placement with Joinstar related entities of 1,800,000 of our common shares of at a price of $1.21 per share for net proceeds of $2.0 million on December 12, 2014. As mentioned earlier, under the terms of the agreements with Joinstar, Joinstar paid US$560,000 upon the signing of the Technology Development Agreement on October 15, 2014 and US$720,000 upon the signing of the Collaborative Agreement, which was signed on February 16, 2015. We are eligible to receive a further US$2.52 million in development milestones over the planned fifteen month project period. In conjunction with the signing of the Collaborative Agreement, we entered into a definitive Supply Agreement with Joinstar whereby we will provide certain materials required for Joinstar to manufacture and sell the developed assays specifically to run on their analyzer and where we are eligible to receive a guaranteed US$2.13 million in revenue based payments over the first five years of commercialization of the co-developed assays.

In addition to the Joinstar agreements, on February 11, 2014, we secured a US$2.5 million term loan from SVB of which only US$1.5 million was drawn down. We renegotiated this loan with SVB on December 15, 2014 after our breach of certain financial covenants during the year. Under the amended loan agreement, SVB agreed to continue to advance the remaining outstanding principal of US$1.4 million for the same term and interest rate, waive its rights in respect of the previously announced breaches of certain financial covenants and to remove any future minimum revenue and liquidity ratio financial covenants. In return, SVB received additional warrants and will receive a final payment of up to 4% of the principal advanced.

Cash flows from operations are generally impacted by our level of quarterly sales and our ability to manage operating expenses. However, increased quarter over quarter growth also requires additional working capital in the form of higher accounts receivable and greater inventory balances to meet the increased demand. We expect that we will have net negative cash flow from operations over the next several quarters, excluding development milestones from Joinstar, until our growth initiatives provide sufficient cash flow to cover internal operating expenses and provide the additional working capital required to support the growth. In addition, we continue to require cash for our contractual debt and other obligations outlined below. We believe that with our current level of financing and our expected level of operations, our cash and cash equivalents balances, including cash generated from operations and assuming projected progress on the Joinstar development project, will be sufficient to meet the anticipated cash requirements through the next twelve months. However, due to our history of losses, there is substantial doubt over our ability to continue as a going concern as we are dependent on meeting the development milestones required to earn the US$2.52 million in development fees under the Collaboration Agreement with Joinstar or achieving profitable operations, the outcomes of which cannot be predicted at this time.

ONGOING SOURCES AND USES OF CASH

CHANGES IN CASH FLOWS (IN THOUSANDS):

Year Ended December 31,	2014	2013	2012
Cash used in operating activities	(2,281)	(1,274)	(4,632)
Cash used in investing activities	(410)	(196)	(311)
Cash provided by/(used in) financing activities	2,954	2,348	(332)
Increase / (decrease) in cash during the year	$263	$878	$(5,275)

As at December 31, 2014, the Company had cash and cash equivalents balance of $3.2 million as a result of a $263,000 increase in cash during the year. The cash increase was primarily the result of cash provided by financing activities offset by cash used in operating and investing activities as described below:

Cash Provided by (Used in) Operating Activities (in thousands):

Year Ended December 31,	2014	2013	2012
Trade receivables	173	658	79
Other receivables	23	25	(93)
Inventories	194	(459)	414
Prepaid expenses and other	(60)	88	38
Accounts payable and accrued liabilities	1,285	998	(1,630)
Deferred revenue	783	(181)	(115)
Total change in non-cash working capital	$2,398	$1,129	$(1,307)

The net changes in working capital during 2014 were primarily due to the following:

●

Accounts payable and accrued liabilities increased from $2.7 million to $3.9 million as a result of the $0.8 million of severance costs incurred and the timing of payments made to certain vendors for working capital management purposes;

●	Trade receivable balances decreased from $0.9 to $0.7 million due to the larger proportion of prepaid sales in 2014 versus 2013;
●

Inventory balances decreased from $2.3 million to $2.1 million primarily due to the relative decrease in total reader units on hand as at December 31, 2014 compared to December 31, 2013. In the prior year, we reached a settlement agreement with Roche Diagnostics resulting in the purchase of a larger amount of readers and reader accessories in the fourth quarter of 2013; and

●

Deferred revenue increased from $0.1 million to $0.9 million primarily due to the first milestone received in October 2014 under the collaboration with Joinstar and some customer prepayments received in December 2014.

Cash Used in Investing Activities

Net cash used in investing activities for the years ended December 31, 2014, 2013, and 2012 was $410,000, $196,000, and $311,000. This cash was primarily used for the purchase of research and development and computer equipment in 2014.

Cash Provided by (Used In) Financing Activities

Net cash provided by financing activities during the year ended December 31, 2014 of $3.0 million was primarily due to the private placement with Joinstar for gross proceeds of $2.2 million offset by $154,000 of financing costs. In addition, we received $1.7 million of debt proceeds from SVB during the year. These proceeds were offset by the repayment of the SVB debt and the leasehold improvements allowance of $572,000 and $159,000 of debt financing costs.

The net cash provided by financing activities for the year ended December 31, 2013 was primarily the result of the private placement completed in 2013 for gross proceeds of $3.1 million offset by $388,000 of financing costs.

The net cash used by financing activities for the year ended December 31, 2012 was used to repay the leasehold improvement allowance.

CONTRACTUAL OBLIGATIONS AND CONTINGENCIES

The following table summarizes our contractual commitments as of December 31, 2014 and the effect those commitments are expected to have on liquidity and cash flow in future periods (in thousands):

Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 years	3 - 5 years	More than 5 years
Long-term debt obligations (1)	8,347	1,007	2,006	1,214	4,120
Operating lease obligations (2)	9,023	1,012	2,109	2,226	3,676
Purchase obligations (3)	1,816	1,163	308	345	-
Total	$19,186	$3,182	$4,423	$3,785	$7,796

(1)

Long-term debt obligations consist of the principle and interest payments of our term loan with SVB and repayable leasehold improvement allowance. The term of the SVB debt was 3 years with principal payments made over 32 months starting October 1, 2014. However due to the renegotiation of the loan agreement on December 15, 2014, principal payments will start being made on the remaining outstanding balance on April 1, 2015. The term of the repayable leasehold improvement allowance coincides with the term of the lease mention in note (2).

(2)

Operating lease obligations consist of leases of the facilities and property, plant, and equipment. These lease obligations expire on various dates between 2015 and 2023. The lease for the facility, which commenced in 2008, has a term of 15 years.

(3)	Purchase obligations consist of obligations to purchase raw materials, manufacturing equipment, and other supplies from suppliers.

OFF-BALANCE-SHEET ARRANGEMENTS

As of December 31, 2014, we had the following material off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K:

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

The Company has entered into license and research agreements with third parties that include indemnification provisions that are customary in the industry. These indemnifications generally require the Company to compensate the other party for certain damages and costs incurred as a result of third party claims for damages arising from these transactions. The nature of the indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount that it could be required to pay. To date, the Company has not made any indemnification payments under such agreements and no amount has been accrued in these financial statements with respect to these indemnification obligations.

RELATED PARTY TRANSACTIONS

[a] On December 12, 2014, the Company closed a private placement with Joinstar related entities consisting of 1,800,000 common shares at a price of $1.21 per share for total net proceeds of $2,024,000. Upon closing, the Joinstar entities became a principal owner of the Company with a combined ownership of 18.4% of the outstanding common shares as at December 31, 2014.

[b] On October 22, 2014, the Company received the first milestone payment of US$560,000 earned under the Technology Development Agreement signed with Joinstar. This upfront payment is being recognized into income over development period and for the year ended December 31, 2014, $186,000 was recognized (2013 and 2012 – nil). These development fees are included under collaborative revenue in the consolidated statements of loss and comprehensive loss.

[c] On November 7, 2013, the Company’s shareholders approved the Private Placement described in note 11[b]. Of the 1,273,117 subscription receipts issued, 816,325 subscription receipts were issued to a group of investment funds controlled by OrbiMed Advisors, LLC (“OrbiMed”), the Company’s majority shareholder. Upon conversion of the subscription receipts, 816,325 common shares and 408,162 warrants were issued. In connection with the Private Placement, the Company incurred and paid legal costs of $53,000 on behalf of OrbiMed.

[d] The Company incurred consulting fees to a director of $174,000 for the year ended December 31, 2012. There were no such fees incurred during the year ended December 31, 2014 and 2013. These amounts have been paid during the year and no amount is included in accounts payable and accrued liabilities as at December 31, 2014 and 2013. These consulting fees were included in general and administrative expenses in the consolidated statement of loss and comprehensive loss.

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

INVENTORIES

Raw material, finished goods, and work in progress inventories are carried at the lower of actual cost, determined on a first-in first-out basis, and market value. Cost of finished goods and work in progress inventories includes direct materials, direct labour and applicable overhead. We write down our inventory balances for estimates of excess and obsolete amounts. These write-downs are recorded as a component of cost of sales. At the point of the write-down, a new, lower-cost basis for that inventory is established, and any subsequent improvements in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

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

When arrangements include multiple elements, we use objective evidence of fair value to allocate revenue to the elements, and recognize revenue when the criteria for revenue recognition have been met for each element, in accordance with authoritative guidance on multiple-element arrangements.

Upfront fees from collaborative research arrangements that are non-refundable, require our ongoing involvement and are directly linked to specific milestones are deferred and amortized into income as services are rendered. Upfront fees from collaborative research arrangements that are non-refundable, require our ongoing involvement and are not directly linked to specific milestones are deferred and amortized into income on a straight-line basis over the term of ongoing development. Upfront fees from collaborative research arrangements that are refundable are deferred and recognized once the refundable period has lapsed.

WARRANT LIABILITY

We account for warrants, issued in the 2011 rights offering, pursuant to the authoritative guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock. We have classified the warrants on the consolidated balance sheet as a liability that is revalued at each balance sheet date subsequent to the initial issuance. Determining the appropriate fair-value model, and calculating the fair value of warrants requires considerable judgment, including estimating stock price volatility and expected warrant life. The computation of expected volatility was based on the historical volatility of shares of our common stock for a period that coincides with the expected life of the warrants. A small change in the estimates used may have a relatively large change in the estimated valuation. We use the Black-Scholes pricing model to value the warrants.

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

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Currency Fluctuations and Exchange Risk

The Company is subject to foreign exchange risk as a significant portion of its revenues and expenditures are denominated in U.S. dollars. Significant losses may occur due to significant balances of cash held in U.S. dollars that may be affected negatively by a decline in the value of the U.S. dollar as compared to the Canadian dollar. The Company mitigates foreign exchange risk by maintaining a U.S. dollar bank account for all U.S. revenues and expenditures, thereby minimizing currency exchange. A 10% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an increase/decrease of approximately $162,000 in the Company's loss as a result of revaluing the Company’s balance sheet items as at December 31, 2014.

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

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES USED IN THE UNITED STATES OF AMERICA (U.S. GAAP)

AS AT DECEMBER 31, 2014 AND 2013, AND FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2014

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

The Board of Directors is responsible for ensuring that management fulfills its responsibility for financial reporting and internal control. The Board of Directors exercises this responsibility principally through the Audit Committee. The Audit Committee consists of directors not involved in the daily operations of the Company. The Audit Committee meets with management, and, the independent registered public accounting firm, satisfied itself that management’s responsibilities are properly discharged, and reviewed the financial statements prior to their presentation to the Board of Directors for approval. The independent registered public accounting firm, PricewaterhouseCoopers LLP, conducted an independent audit of the consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Their report expresses their opinion on the consolidated financial statements of the Company. The external auditors have free and full access to the Audit Committee with respect to their findings.

/s/ Anthony Holler	/s/ William J. Adams

Anthony Holler	William J. Adams

Interim Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Response Biomedical Corp.

We have audited the accompanying consolidated balance sheets of Response Biomedical Corp. and its subsidiaries as of December 31, 2014 and December 31, 2013 and the related consolidated statements of loss and comprehensive loss, shareholder’s equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2014. Management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We were not engaged to perform an audit of the company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Response Biomedical Corp. and its subsidiaries as of December 31, 2014 and December 31, 2013 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the company has incurred recurring losses from operations and has an accumulated deficit at December 31, 2014 that raises substantial doubt about its ability to continue as a going concern. Management’s plans in this regard are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(signed) PricewaterhouseCoopers LLP

Chartered Accountants

Vancouver, Canada

March 19, 2015

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED BALANCE SHEETS

[SEE NOTE 2 - BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTY]

(IN THOUSANDS OF CANADIAN DOLLARS)

	December 31, 2014	December 31, 2013
ASSETS	$	$
Current
Cash and cash equivalents	3,221	2,958
Trade receivables, net [note 6]	702	875
Other receivables	89	112
Inventories [note 7]	2,056	2,250
Prepaid expenses and other	183	123
Deferred financing costs - current portion [note 11]	88	73
Total current assets	6,339	6,391
Deferred financing costs [note 11]	45	-
Long-term prepaid expenses	93	93
Restricted deposits [note 10]	901	901
Property, plant and equipment [note 8]	6,250	6,819
Total assets	13,628	14,204

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current
Accounts payable and accrued liabilities [notes 6 and 9]	3,867	2,727
Term loan - current portion [note 11]	494	-
Lease inducements - current portion [note 10]	169	170
Repayable leasehold improvement allowance - current portion [notes 6 and 10]	461	413
Deferred revenue - current portion	871	62
Warrant liability [notes 5 and 12]	1,249	5,251
Total current liabilities	7,111	8,623
Lease inducements [note 10]	1,197	1,366
Term loan [note 11]	1,004	-
Repayable leasehold improvement allowance [note 10]	5,208	5,669
Deferred revenue	2	28
	14,522	15,686
Commitments [note 15]
Shareholders' deficit
Common shares [note 12]	104,124	101,945
Additional paid-in capital [note 12]	15,241	14,742
Deficit	(120,259)	(118,169)
Total shareholders' deficit	(894)	(1,482)
	13,628	14,204

See accompanying notes

Subsequent event (note 17)

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(IN THOUSANDS OF CANADIAN DOLLARS)

	2014	2013	2012
	$	$	$
REVENUE
Product sales [note 16]	10,828	11,531	11,750
Collaborative revenue [notes 2 and 13]	186	-	-
Total revenue	11,014	11,531	11,750

Cost of sales [notes 7, 8, 12, and 15]	6,647	6,588	7,504
Gross profit	4,367	4,943	4,246

EXPENSES [notes 8, 10, 12, 13 and 15]
Research and development	3,525	2,402	2,953
General and administrative	3,297	3,574	4,101
Sales and marketing	2,578	2,171	1,395
Total operating expenses	9,400	8,147	8,449

OTHER EXPENSES (INCOME)
Interest expense and amortization of deferred financing costs and debt discount [note 11]	874	696	734
Interest income	(15)	(15)	(22)
Other income	-	(58)	-
Income tax expense	68	41	-
Foreign exchange loss	132	16	2
Unrealized loss (gain) on revaluation of warrant liability [note 5]	(4,002)	2,114	364
Total other expenses (income)	(2,943)	2,794	1,078
Net loss and comprehensive loss for the period	(2,090)	(5,998)	(5,281)

Loss per common share - basic and diluted [note 12]	(0.26)	(0.89)	(0.82)

Weighted average number of common shares outstanding – basic and diluted [note 12]	8,025,143	6,747,369	6,437,158

See accompanying notes

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY/ (DEFICIT)

(IN THOUSANDS OF CANADIAN DOLLARS, EXCEPT SHARE DATA)

	Common Stock Issued and Outstanding		Additional paid in capital	Deficit	Total Shareholders' Equity/(Deficit)
	# of shares	$	$	$	$
Balance at December 31, 2012	6,455,206	99,289	13,203	(112,171)	321
Net loss	-	-	-	(5,998)	(5,998)
Private placement, net of issue costs	1,273,117	2,055	695	-	2,750
Net shares issued upon exercise of warrants	122,458	562	-	-	562
Net shares issued upon conversion of restricted share units	20,144	39	(39)	-	-
Stock-based compensation expense	-	-	660	-	660
Restricted share units	-	-	223	-	223
Balance at December 31, 2013	7,870,925	101,945	14,742	(118,169)	(1,482)
Net loss	-	-	-	(2,090)	(2,090)
Private placement, net of issue costs	1,800,000	2,024			2,024
Net shares issued upon conversion of restricted share units	88,635	155	(155)	-	-
Net warrants issued per terms of loan	-	-	113	-	113
Stock-based compensation expense	-	-	381	-	381
Restricted share units	-	-	160	-	160
Balance at December 31, 2014	9,759,560	104,124	15,241	(120,259)	(894)

See accompanying notes

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS OF CANADIAN DOLLARS)

Twelve Months Ended December 31,	2014	2013	2012
OPERATING ACTIVITIES	$	$	$
Net loss for the year	(2,090)	(5,998)	(5,281)
Add (deduct) items not involving cash:
Depreciation of property, plant and equipment	994	992	1,143
Amortization of deferred lease inducements	(170)	(171)	(165)
Amortization of deferred financing costs	99	-	-
Amortization of discount on debt	34	-	-
Stock-based compensation	381	660	614
Unrealized loss (gain) on revaluation of warrant liability	(4,002)	2,114	364
Other non-cash items	75	-	-
Changes in non-cash working capital:
Trade receivables	173	658	79
Other receivables	23	25	(93)
Inventories	194	(459)	414
Prepaid expenses and other	(60)	88	38
Accounts payable and accrued liabilities	1,285	998	(1,630)
Deferred revenue	783	(181)	(115)
Cash used in operating activities	(2,281)	(1,274)	(4,632)

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(410)	(196)	(311)
Cash used in investing activities	(410)	(196)	(311)

FINANCING ACTIVITIES
Repayment of repayable leasehold improvement allowance	(413)	(371)	(332)
Proceeds from issuance of common shares, net of share issue costs	2,024	2,055	0
Proceeds from issuance of warrants, net of warrant issue costs	0	695	0
Proceeds from debt	1,661	0	0
Repayment of long term debt	(159)	0	0
Debt financing cost	(159)	(31)	0
Cash provided by (used in) financing activities	2,954	2,348	(332)

Increase /(Decrease) in cash during the year	263	878	(5,275)
Cash and cash equivalents, beginning of year	2,958	2,080	7,355
Cash and cash equivalents, end of year	3,221	2,958	2,080
Supplemental Disclosure:
Interest Paid in cash	731	696	755
Taxes Paid in cash	50	27	-

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

During the year ended December 31, 2014, the Company has incurred a net loss of $2.1 million and negative cash flows from operations of $2.3 million. As of December 31, 2014, the Company had a cash balance of $3.2 million, an accumulated deficit of $120.3 million, a shareholders’ deficit of $894,000, and a negative working capital balance of $772,000. In addition, the Company has various operating leases and purchase commitments for inventory (refer to note 15). Included in current liabilities is a warrant liability in the amount of $1.2 million that is required to be measured at fair value and is presented as a current liability in accordance with Accounting Standards Codification Topic 815 – Derivatives and Hedging (“ASC 815”). Each warrant may only be exercised on a net cashless exercise basis and no warrant may be exercised at a time when the exercise price equals or exceeds the current market price meaning the potential settlement of any warrant does not require any cash disbursement. Without taking into account the warrant liability mentioned above, current assets exceed current liabilities by $477,000.

The ability of the Company to continue as a going concern is uncertain and dependent on the Company’s ability to obtain additional financing and/or achieve cash flow positive operations. Management has, thus far, financed the operations through a series of equity financings, debt financing, and collaborative arrangements. On October 15, 2014, the Company announced that it had entered into a funded Technology Development Agreement with Hangzhou Joinstar Biomedical Technology Co. Ltd. (“Joinstar”) to support the co-development by Response and Joinstar of components and multiple assays that will run on a high throughput rapid immunoassay analyzer developed by Joinstar. Joinstar related entities purchased 1,800,000 common shares of Response at a price of $1.21 per share for net proceeds of $2.0 million on December 12, 2014. Under the terms of the Technology Development Agreement, Joinstar paid US$560,000 upon the signing of the Technology Development Agreement on October 15, 2014 and US$720,000 upon the signing of the Collaborative Agreement, which was signed on February 16, 2015. Response is eligible to receive a further US$2.52 million in development milestones over the planned fifteen month project period. In conjunction with the signing of the Collaborative Agreement, Response and Joinstar entered into a definitive Supply Agreement whereby Response will provide certain materials required for Joinstar to manufacture and sell the developed assays specifically to run on their analyzer. Under the terms of the Supply Agreement, Response is eligible to receive a guaranteed US$2.13 million in revenue based payments over the first five years of commercialization of the co-developed assays. In addition to the Joinstar agreements, on February 11, 2014, the Company secured a US$2.5 million term loan from Silicon Valley Bank (“SVB”) of which only US$1.5 million was drawn down. Refer to note 11 for the significant terms of the loan. On October 1, 2014 and November 3, 2014, the Company announced that it had breached certain financial covenants of the original term loan agreement. The Company subsequently entered into forbearance agreements with SVB in which SVB agreed not to exercise its rights in respect of the breach or anticipated breach until December 15, 2014. The Company then renegotiated the terms of the term loan and, on December 15, 2014, announced that it had entered into an amendment to the original term loan agreement with SVB. Under the amendment, SVB agreed to continue to advance the remaining outstanding principal of US$1.4 million for the same term and interest rate, waive its rights in respect of the previously announced breaches of certain financial covenants and to remove any future minimum revenue and liquidity ratio financial covenants. In addition, SVB received additional warrants and will receive a final payment of up to 4% of the principal advanced. Refer to note 11 for the significant terms to the loan.

RESPONSE BIOMEDICAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Management believes that, with the signing and targeted execution under the new Joinstar Agreements and the renegotiation of the term loan with SVB, based on the current level of operations and excluding out of the ordinary cash management measures, the Company’s cash and cash equivalent balances, including cash generated from operations, will be sufficient to meet the anticipated cash requirements through the next twelve months. However, due to the Company’s history of losses, there is substantial doubt over the Company’s ability to continue as a going concern as it is dependent on meeting the development milestones required to earn the additional US$2.52 million in development fees under the Collaboration Agreement with Joinstar or achieving profitable operations, the outcomes of which cannot be predicted at this time. The consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. Such adjustments could be material.

3. SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies is as follows:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Areas of significant estimates include revenue recognition, stock-based compensation expense, the value of the warrant liability, the resolution of uncertain tax positions, recoverability of long-lived assets and provisions for doubtful accounts, inventory obsolescence, inventory valuation, warranty accruals, and going concern assessments. Actual results could differ from those estimates.

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

Inventories

Raw material, finished goods and work in progress inventories are carried at the lower of actual cost, determined on a first-in first-out basis, and market value. The cost of finished goods and work in progress inventories includes direct materials, direct labour and applicable overhead. The Company writes down its inventory balances for estimates of excess and obsolete amounts. These write-downs are recorded as a component of cost of sales. At the point of the write-down, a new, lower-cost basis for that inventory is established, and any subsequent improvements in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

RESPONSE BIOMEDICAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Property, plant and equipment

Property, plant and equipment is recorded at cost and depreciated over the estimated useful lives using the straight-line method as follows:

Office and laboratory furniture and equipment (years)	5
Office and laboratory computer equipment (years)	3
Computer software (years)	2
Manufacturing equipment (years)	5 – 7
Manufacturing molds (years)	2
Leasehold improvements	Initial term of lease

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

When arrangements include multiple elements, we use objective evidence of fair value to allocate revenue to the elements, and recognize revenue when the criteria for revenue recognition have been met for each element, in accordance with authoritative guidance on multiple-element arrangements.

Upfront fees from collaborative research arrangements that are non-refundable, require the ongoing involvement of the Company and are directly linked to specific milestones are deferred and amortized into income as services are rendered. Upfront fees from collaborative research arrangements that are non-refundable, require the ongoing involvement of the Company and are not directly linked to specific milestones are deferred and amortized into income on a straight-line basis over the term of ongoing development. Upfront fees from collaborative research arrangements that are refundable are deferred and recognized once the refundable period has lapsed.

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

RESPONSE BIOMEDICAL CORP.

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

Deferred Financing Costs

The Company capitalizes incremental costs directly attributable to obtaining debt. The deferred financing costs are subsequently amortized using the effective interest rate method to interest expense over the contractual life of the debt. Under a modification to a debt arrangement, only the incremental costs directly paid to the lender are capitalized and amortized over the contractual life of the debt. All incremental costs paid to third parties are expensed when incurred and are included in general and administrative expenses on the consolidated statements of loss and comprehensive loss.

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

Financial Instruments

Financial instruments include cash, cash equivalents, receivables, restricted deposits, accounts payable, accrued and other liabilities, term loan, warrant liability, and the repayable leasehold improvement allowance. The Company has classified restricted deposits as held-to-maturity. Trade receivables and other receivables are classified as loans and receivables. Accounts payable, accrued and other liabilities, term loan, warrant liability and the repayable leasehold improvement allowance are classified as other financial liabilities.

RESPONSE BIOMEDICAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Held-for-trading financial instruments are initially measured at fair value with subsequent changes in fair value recorded to net income. Held-to-maturity investments are measured at amortized cost using the effective interest method with changes in amortized cost recorded to net income. Loans and receivables and other financial liabilities are initially measured at amortized cost with subsequent changes in amortized cost recorded to net income. Transaction costs (except for transaction costs related to held-for-trading financial instruments, which are expensed as, incurred) are included in the carrying amounts of financial instruments as they are carried on the consolidated balance sheet.

Warrants

The Company accounts for warrants, issued in the 2011 rights offering, pursuant to the authoritative guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock. The Company classifies warrants on the consolidated balance sheet as a liability that is revalued at each balance sheet date subsequent to the initial issuance. Determining the appropriate fair-value model, and calculating the fair value of warrants requires considerable judgment, including estimating stock price volatility and expected warrant life. The computation of expected volatility was based on the historical volatility of shares of the Company’s common stock for a period that coincides with the expected life of the warrants. A small change in the estimates used may have a relatively large change in the estimated valuation. The Company uses the Black-Scholes pricing model to value the warrants. Changes in the fair market value of the warrants are reflected in the consolidated statement of loss as Unrealized (gain)/loss on revaluation of warrant liability

Foreign currency translation

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

RESPONSE BIOMEDICAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its senior management team. The Company has one operating segment that is dedicated to the manufacture and sale of RAMP® tests. In note 16, the Company discloses information about Products and Services, Geographic Areas, and Major Customers.

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

In August 2014, the FASB issued Accounting Standards Updated, or ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 2015-40) (“ASU 2014-15”). ASU 2014-15 provides guidance to U.S. GAAP about management’s responsibility to evaluate whether there is a substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This new rule requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles currently in the U.S. auditing standards. Specifically, ASU 2014-15 (1) defines the term substantial doubt, (2) requires an evaluation of every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plans, (4) requires an express statement and other disclosures when substantial doubt is not alleviated, and (5) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). This guidance is effective for annual periods ending after December 15, 2016. The Company is currently evaluating the potential effect of this ASU on its financial statements and related disclosures

5. FAIR VALUE MEASUREMENTS

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

RESPONSE BIOMEDICAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In determining fair value measurements, the Company uses the most observable inputs when available.

For certain of the Company’s financial instruments, including cash and cash equivalents, trade receivables, other receivables, and accounts payable and accrued liabilities the carrying amounts approximate fair values due to their short-term nature. The carrying value of the restricted deposits approximates its fair value due to the nature of the cash deposit. The fair value of the term loan approximates its carrying value as the term loan with SVB was secured during the first quarter of 2014 and renegotiated in the fourth quarter of 2014 and therefore approximates the current market rate for the term loan. The fair value of the repayable leasehold improvement allowance approximates its carrying value as the fixed interest rate of 11% is considered to approximate the current market rate.

The fair value hierarchy level at which a financial instrument is categorized is determined on the basis of the lowest level input that is significant to the fair value measurement (in thousands):

Financial Instrument carried at fair value as of December 31, 2014 (in thousands)

	Level 1	Level 2	Level 3	Total
Liabilities	$	$	$	$
Warrant Liability	-	-	1,249	1,249

Financial Instrument carried at fair value as of December 31, 2013 (in thousands)

	Level 1	Level 2	Level 3	Total
Liabilities	$	$	$	$
Warrant Liability	-	-	5,251	5,251

As of December 31, 2014, the warrant liability is recorded at its fair value of $1.2 million. The Company reassesses the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, contractual term of the warrant, and risk-free interest rate (refer to note 12[g]). The computation of expected volatility was based on the historical volatility of the Company’s stock. A small change in the estimates used in the Black-Scholes pricing model may have a relatively large change in the estimated valuation of the common stock warrants.

The following table presents the changes in fair value of the Company’s total Level 3 financial liabilities for the year ended December 31, 2014 (in thousands):

	Balance at			Balance at
	December 31, 2013	Unrealized loss	Exercise of Warrants	December 31, 2014
Warrant Liability	5,251	(4,002)	-	1,249

Quantitative information about unobservable inputs used in Level 3 fair value measurements is presented below:

	Valuation Technique	Unobservable Input	As at December 31, 2014	As at December 31, 2013

Warrant Liability	Option Model	Stock Price Volatility	106%	140%

A 5% increase or decrease in stock price volatility would cause an approximate corresponding $82,000 increase or decrease to the Warrant Liability ($100,000 – December 31, 2013).

RESPONSE BIOMEDICAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company is subject to concentration risk related to its accounts receivable. The Company defines concentration risk as customers whose outstanding receivable is 10% or greater than the total receivable balance or who represent 10% or greater of total revenue. At December 31, 2014, four customers represent 87% [2013 - three customers represent 74%] of the trade receivables balance. Refer to note 16 for a discussion of concentration risk on the Company’s revenues.

The Company reviews the collectability of its accounts receivable on a regular basis and establishes an allowance for doubtful accounts based on its best estimates of any potentially uncollectible accounts. As at December 31, 2014, the balance of the Company’s allowance for doubtful accounts was nil [2013 – $6,000]. The amount written off during the year ended December 31, 2014 was $8,000 [2013 - nil and 2012 - nil].

Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they are due. The Company continuously monitors actual and forecasted cash flows to ensure there is sufficient working capital to satisfy its operating requirements. Refer to note 2 for a discussion of the Company’s liquidity plans.

Pursuant to their respective terms, accounts payables, accrued liabilities, the term loan, and the repayable leasehold improvement allowance are aged as follows (in thousands):

	2015	2016	2017	2018	2019	Thereafter
	$	$	$	$	$	$
Accounts payable and accrued liabilities	3,867	-	-	-	-	-
Term loan	546	728	303
Repayable leasehold improvement allowance	461	514	574	640	714	2,766
	4,874	1,242	877	640	714	2,766

7. INVENTORIES

Inventories are comprised of the following (in thousands):

	December 31, 2014	December 31, 2013
	$	$
Raw materials	1,212	1,155
Work in progress	309	198
Finished goods	535	897
	2,056	2,250

The carrying value of inventory as of December 31, 2014 includes a write-down and a provision for expired, obsolete, and damaged inventory in the amount of $135,000 [December 31, 2013 - $60,000]. For the year ended December 31, 2014, inventory write-downs and obsolescence charges were $285,000 [2013 - $25,000; 2012 - $217,000].

RESPONSE BIOMEDICAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment is comprised of the following (in thousands):

		Accumulated	Net book
	Cost	amortization	value
	$	$	$

December 31, 2014
Office furniture and equipment	964	959	5
Office computer equipment	434	354	80
Laboratory furniture and equipment	585	578	7
Laboratory computer equipment	596	509	87
Computer software	136	101	35
Manufacturing equipment	2,709	2,019	690
Manufacturing molds	603	603	-
Leasehold improvements	9,810	4,464	5,346
	15,837	9,587	6,250

December 31, 2013
Office furniture and equipment	964	954	10
Office computer equipment	358	311	47
Laboratory furniture and equipment	585	575	10
Laboratory computer equipment	521	476	45
Computer software	109	70	39
Manufacturing equipment	2,472	1,801	671
Manufacturing molds	603	603	0
Leasehold improvements	9,800	3,803	5,997
	15,412	8,593	6,819

The following table shows depreciation expense allocated by type of cost (in thousands):

Years ended December 31,	2014	2013	2012
Cost of sales	628	614	676
Research and development	241	252	307
General and administrative	66	73	91
Sales and marketing	59	53	69
	994	992	1,143

As at December 31, 2014, $187,000 [2013 - $4,000] of manufacturing equipment was in the validation phase and not ready for use and therefore has not been depreciated.

RESPONSE BIOMEDICAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities comprise (in thousands):

	December 31, 2014	December 31, 2013
	$	$
Trade accounts payable	1,624	1,232
Employee related accounts payable and accrued liabilities	1,307	913
Royalties	287	172
Other accrued liabilities	649	410
	3,867	2,727

Accounts payable and accrued liabilities include $15,000 of additions to property, plant, and equipment as at December 31, 2014. This amount has been excluded from cash used in investing activities respectively on the consolidated statements of cash flows for the year ended December 31, 2014, as the cash had not been disbursed. Consequently, it has also been excluded from cash used in operating activities.

10. LEASE INDUCEMENTS

Lease agreements entered into by the Company for its offices provides for lease inducements to be provided by the landlord to the Company, which are summarized as follows (in thousands):

	December 31, 2014	December 31, 2013
	$	$
Current Portion
Rent-free inducement [i]	54	55
Non-repayable leasehold improvement allowance [ii]	115	115
	169	170
Repayable leasehold improvement allowance [iii]	461	413
Total Current Portion	630	583

Long-Term Portion
Rent-free inducement [i]	385	439
Non-repayable leasehold improvement allowance [ii]	812	927
	1,197	1,366
Repayable leasehold improvement allowance [iii]	5,208	5,669
Total Long-Term Portion	6,405	7,035
Total	7,035	7,618

The lease inducements disclosed on the consolidated balance sheets as a result of these benefits is comprised of the following:

[i]      In 2007, the Company entered into a long-term facility lease agreement that included an eight and one half month rent-free period from May 17, 2007 to February 1, 2008. The lease inducement benefit arising from the rent-free period is being amortized on a straight-line basis over the term of the operating lease as a reduction to rental expense Amortization expense for the year ended December 31, 2014 amounted to $54,000 [2013 - $54,000; 2012 - $54,000].

[ii]      The Company received a non-repayable allowance for an amount of $1.7 million for expenditures related to general upgrades to the facility. The lease inducement benefit arising from the non-repayable leasehold improvement allowance is being amortized on a straight-line basis over the balance of the term of the lease beginning April 1, 2008 as a reduction to rental expense. Amortization expense for the year ended December 31, 2014 amounted to $115,000 [2013 - $115,000; 2012 - $115,000].

RESPONSE BIOMEDICAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

[iii]     The Company received a repayable leasehold improvement for an amount of $7.8 million used for additional improvements to the facility. This lease inducement is being repaid over the term of the operating lease commencing February 1, 2008 at approximately $89,000 per month including interest calculated at an interest rate negotiated between the Company and the landlord. Principal repayments for the year ended December 31, 2014 amounted to $413,000 [2013 - $370,000; 2012 - $332,000], respectively. Interest payments for the year ended December 31, 2014 amounted to $649,000 [2013 - $691,000; 2012 - $730,000].

To secure the lease, the Company is maintaining a security deposit with the landlord in the form of an irrevocable letter of credit in the amount of $871,000 collateralized by a term deposit with a market value of $871,000 that is presented as part of restricted deposits in the long-term asset section of the balance sheets.

11. TERM LOAN

On February 11, 2014, the Company entered into a loan and security agreement with SVB providing for a US$2.5 million term loan. The loan is secured by substantially all of the assets of the Company. The loan included financial covenants that were later removed in an amendment (refer to discussion below). The loan also includes certain non-financial covenants as well as a subjective acceleration clause. Under the terms of the original loan agreement, the total proceeds of US$2.5 million were available in tranches of US$1.5 million upon closing and the remaining US$1.0 million was available at the discretion of the Company at any time prior to September 30, 2014 if the Company remained in compliance with the terms of the loan agreement. The second tranche was not drawn as of September 30, 2014. The loan matures on May 1, 2017 and bears an interest rate of Wall Street Journal Prime Rate plus 2.5% annually. Interest only payments were made until October 1, 2014 at which time, 32 equal monthly installments of principal plus accrued interest started to be made. The loan contains a voluntary prepayment option whereby the principal amount can be prepaid in whole, or in part, for a fixed fee if a prepayment is made on or before February 10, 2016. Response provided SVB with 52,796 warrants with an exercise price of $1.831 per warrant and a term of 10 years. These warrants were measured at their fair market value using the Black-Scholes model on the date of the grant using the following assumptions: Risk free interest rate: 2.04%; Expected dividend yield: 0.0%; Expected life: 10.0 years; Expected volatility: 110%. The estimated fair value of the warrants was $73,000 and was recorded as a debt discount that is being amortized into income over the term of the loan using the effective interest method. In addition, there were $224,000 of fees related to the original term loan that are also being amortized over the term of the loan using the effective interest method.

The Company made all contractual interest and principal payments during 2014, but in several months late in 2014, the Company did not meet certain financial covenants. Upon such covenant breaches, SVB was contractually entitled to declare a default and request immediate repayment of the outstanding loan amount. The Company entered into a forbearance agreement with SVB on September 30, 2014 and November 3, 2014 where SVB granted a forbearance under which it agreed not to exercise its rights in respect of these breaches. On December 15, 2014, the Company entered into an amendment to the original loan agreement with SVB. Under the amendment, SVB agreed to continue to advance the remaining outstanding principal of US$1.4 million for the same term and interest rate under the original agreement. In addition, SVB waived its rights in respect of the breaches discussed above and removed any future financial covenants. Interest only payments would be made until April 1, 2015, at which time, 26 equal monthly installments of principal plus accrued interest would be made through to maturity on May 1, 2017. In addition, the Company will pay an additional final payment of up to 4% of the outstanding principal advanced upon repayment. Response provided SVB with 54,905 warrants with an exercise price of $1.00 per warrant and a term of 10 years. These warrants were measured at their fair market value using the Black-Scholes model on the date of the grant using the following assumptions: Risk free interest rate: 1.57%; Expected dividend yield: 0.0%; Expected life: 10.0 years; Expected volatility: 112%. The estimated fair value of the warrants was $40,000 and was recorded as an additional debt discount that is being amortized into income over the remaining term of the loan using the effective interest method. There were $9,000 of fees related to the modification of the term loan that are being amortized over the remaining term of the loan using the effective interest method.

Amortization of the deferred financing costs for the year ended December 31, 2014 was $99,000 (2013 and 2012 – nil) and amortization of the debt discount for the year ended December 31, 2014 was $34,000 (2013 and 2012 – nil). Both of these amounts are included in interest expense and amortization of deferred financing costs and debt discount on the consolidated statements of loss and comprehensive loss.

RESPONSE BIOMEDICAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The term loan is comprised of the following amounts (in thousands):

	December 31, 2014	December 31, 2013
	$	$
Current portion of term loan	546	-
Current portion of unamortized debt discount	(52)	-
Current portion of term loan, net debt discount	494	-

Long-term portion of term loan	1,031	-
Long-term portion of unamortized debt discount	(27)	-
Long-term portion of term loan, net debt discount	1,004	-
Total	1,498	-

Future principal payments for the term loan as of December 31, 2014, are as follows (in thousands):

December 31,	$
2015	546
2016	728
2017	303
2018	-
2019	-
Thereafter	-
Total	1,577

12. SHARE CAPITAL AND ADDITIONAL PAID-IN CAPITAL

[a]     Authorized - Unlimited common shares without par value.

[b]      Issued

2014 Private Placement

On December 12, 2014, the Company closed a private placement with Joinstar related entities consisting of 1,800,000 common shares at a price of $1.21 per share for total gross proceeds of $2,178,000. The net proceeds were $2,024,000 after deduction of $154,000 of financing costs.

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

Of the 1,951,912 stock options authorized for grant under the 2008 Plan as at December 31, 2014, options for 1,007,629 shares were outstanding and 944,283 stock options were available for future grant.

The following assumptions were used to estimate the fair value of options granted during the years ended December 31, 2014, 2013, and 2012 using a Black-Scholes option-pricing model:

Year ended December 31,	2014	2013	2012
Risk-free interest rates	1.98%	1.69%	1.68%
Expected dividend yield	0%	0%	0%
Expected life (in years)	5.96	5.76	5.95
Expected volatility	126%	123%	113%
Fair value per stock option	$1.20	$2.63	$1.57

The expected volatility reflects the assumption that the historical volatility of common stock of the Company over a period similar to the expected life of the options is indicative of future trends. The Company estimates the risk-free interest rate using the Bank of Canada bond yield with a remaining term equal to the expected life of the option. The Company uses the simplified method for estimating the stock option term for stock option grants during the year ended December 31, 2014 as the Company has determined that the stock options are “plain vanilla” and historical share option exercises do not apply as the vesting term and contractual lives have significantly changed from those stock options exercised previously.

The total fair value of options vested during the fiscal 2014, 2013, and 2012 years was $357,000, $605,000, and $355,000 respectively.

Total aggregate intrinsic value represents the pre-tax intrinsic value, based on the Company’s closing stock price as of December 31, 2014, that would have been received by the option holders had all option holders exercised their stock options as of that date. The intrinsic value of the options outstanding as at December 31, 2014, 2013, 2012 was nil, $31,000, and $2,000 respectively. There were no stock option exercises during the years ended December 31, 2014, 2013, and 2012.

At December 31, 2014, the following stock options were outstanding:

Range of exercise price	Number of shares under option	Weighted average remaining contractual life	Weighted average exercise price	Number of options currently exercisable	Weighted average exercise price
$	#	(years)	$	#	$
0.88	115,790	9.88	0.88	-	-
1.02 - 1.80	314,454	8.46	1.46	111,037	1.40
2.20	388,861	7.26	2.20	348,122	2.20
3.00 - 3.10	186,700	8.22	3.10	159,877	3.10
6.80 - 8.20	1,824	1.12	7.70	1,496	7.89
0.88 - 8.20	1,007,629	8.10	1.99	620,532	2.30

The options expire at various dates from December 1, 2015 to November 13, 2024.

RESPONSE BIOMEDICAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Stock option transactions and the number of stock options outstanding are summarized as follows:

	Number of optioned	Weighted average
	common shares	exercise price
	#	$
Balance, December 31, 2012	989,064	1.98
Options granted	215,170	3.03
Options forfeited	(68,926)	2.32
Options expired	(4,680)	21.94
Balance at December 31, 2013	1,130,628	2.08
Options granted	506,780	1.36
Options forfeited	(629,194)	1.62
Options expired	(585)	23.00
Balance, December 31, 2014	1,007,629	1.99

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

	Number	Weighted average
	of RSUs	exercise price
	#	$
Balance at December 31, 2012	-	-
RSUs granted	118,439	1.89
RSUs converted to common shares	(20,114)	1.93
Balance, December 31, 2013	98,325	1.88
RSUs granted	126,688	1.27
RSUs converted to common shares	(88,665)	1.75
Balance, December 31, 2014	136,348	1.39

The RSUs that were granted during the years ended December 31, 2014 and 2013 were to settle a director compensation liability that was recorded in accounts payable and accrued liabilities on the consolidated balance sheets. The $160,000 of director fees paid by RSUs during the year ended December 31, 2014 (2013 - $223,000) were excluded from the change in accounts payable and accrued liabilities on the statement of cash flows.

RESPONSE BIOMEDICAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Of the 243,989 RSUs authorized for grant under the RSU Plan as at December 31, 2014, 107,641 RSUs are available for grant.

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

Of the 243,989 DSUs authorized for grant under the DSU Plan as at December 31, 2014, all are available for grant.

[f] Stock-based compensation

The following table shows stock-based compensation allocated by type of cost (in thousands):

Year ended December 31,	2014	2013	2012
	$	$	$
Cost of sales	36	29	27
Research and development	45	44	48
General and administrative	259	551	528
Sales and marketing	41	36	11
	381	660	614

As of December 31, 2014, the total unrecognized compensation expense related to stock options granted amounts to $306,000, which is expected to be recognized over a weighted average service period of 2.0 years.

[g] Common share purchase warrants

At December 31, 2014, there were 86,865,691 warrants outstanding to purchase shares of common stock, with expiry dates ranging from November 7, 2015 to December 15, 2024. Of the total 86,865,691 warrants outstanding, 86,103,744 warrants (the warrants related to the 2011 financing) entitle the holder thereof to purchase 1/20th of a common share of the Company at a price of $1.492 per whole common share; 636,557 warrants (the private placement warrants) entitle the holder thereof to purchase one common share of the Company at a price of $3.58 per common share; 17,689 warrants (the agent warrants) entitle the holder thereof to purchase one common share of the Company at a price of $2.45 per common share, 52,796 warrants entitle the holder thereof to purchase one common share of the Company at a price of $1.831 per common share, and 54,905 warrants entitle the holder thereof to purchase one common share of the Company at a price of $1.00 per common share.

RESPONSE BIOMEDICAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Common share purchase warrant transactions are summarized as follows:

	Number of	Weighted average
	warrants	exercise price
	#	$
Balance, December 31, 2012	89,976,289	0.0746
Warrants issued	654,246	3.5500
Exercise of warrants	(3,872,545)	0.0746
Balance, December 31, 2013	86,757,990	0.1008
Warrants issued	107,701	1.4074
Balance, December 31, 2014	86,865,691	0.1024

The estimated fair value of the warrants related to the 2011 financing is reassessed at each balance sheet date using the Black-Scholes option pricing model. The following assumptions were used to value the warrants on the following balance sheet dates:

	2014	2013
Risk-free interest rates	1.00%	1.10%
Expected dividend yield	0%	0%
Expected life (in years)	2	3
Expected volatility	111%	140%
Fair value of warrant	$0.0355	$0.0610

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

86,865,691 warrants, 1,007,629 stock options and 136,348 restricted share units have been excluded from the computation of diluted earnings per share for the year ended December 31, 2014 as the Company has incurred a net loss during the year and their inclusion would be anti-dilutive to the loss per share (2013 – 86,757,990 warrants, 1,130,628 stock options and 98,325 restricted share units were excluded).

13. RELATED PARTY TRANSACTIONS

[a] On December 12, 2014, the Company closed a private placement with Joinstar related entities consisting of 1,800,000 common shares at a price of $1.21 per share for total net proceeds of $2,024,000. Upon closing, the Joinstar entities became a principal owner of the Company with a combined ownership of 18.4% of the outstanding common shares as at December 31, 2014.

[b] On October 22, 2014, the Company received the first milestone payment of US$560,000 earned under the Technology Development Agreement signed with Joinstar. This upfront payment is being recognized into income over development period and for the year ended December 31, 2014, $186,000 was recognized (2013 and 2012 – nil). These development fees are included under collaborative revenue in the consolidated statements of loss and comprehensive loss. The unrecognized portion of the development fees are included under deferred revenue – current portion on the consolidated balance sheet.

[c] On November 7, 2013, the Company’s shareholders approved the Private Placement described in note 12[b]. Of the 1,273,117 subscription receipts issued, 816,325 subscription receipts were issued to a group of investment funds controlled by OrbiMed Advisors, LLC (“OrbiMed”), the Company’s majority shareholder. Upon conversion of the subscription receipts, 816,325 common shares and 408,162 warrants were issued. In connection with the Private Placement, the Company incurred and paid legal costs of $53,000 on behalf of OrbiMed.

[d] The Company incurred consulting fees to a director of $174,000 for the year ended December 31, 2012. There were no such fees incurred during the year ended December 31, 2014 and 2013. These amounts have been paid during the year and no amount is included in accounts payable and accrued liabilities as at December 31, 2014 and 2013. These consulting fees were included in general and administrative expenses in the consolidated statement of loss and comprehensive loss.

RESPONSE BIOMEDICAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14. INCOME TAXES

At December 31, 2014 the Company had approximately $60.0 million [2013 - $60.9 million] of non-capital loss carry forwards, approximately $3.1 million [2013 - $2.7 million] of federal investment tax credits and approximately $794,000 [2013 - $679,000] of provincial investment tax credits available to reduce taxable income and taxes payable for future years. These losses and investment tax credits expire as follows (in thousands):

Year of Expiry	Provincial investment tax credit	Federal investment tax credits	Non-capital loss carryforwards
2015	58	-	6,880
2016	142	-	-
2017	205	-	-
2018	198	151	-
2019	56	227	-
2020	-	430	-
2021	28	384	-
2022	53	233	-
2023	20	168	-
2024	34	36	-
2025	-	105	-
2026	-	256	7,669
2027	-	370	8,560
2028	-	357	4,107
2029	-	101	7,217
2030	-	-	9,266
2031	-	50	5,796
2032	-	96	3,887
2033		35	3,166
2034		61	3,488
	794	3,060	60,036

In addition, the Company has unclaimed tax deductions of approximately $12.5 million [2013 - $11.8 million] related to scientific research and experimental development expenditures available to carry forward indefinitely to reduce taxable income of future years and other deductible temporary differences of approximately $19.8 million [2013 - $17.9 million].

RESPONSE BIOMEDICAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the Company’s deferred tax assets are shown below (in thousands):

	2014	2013
	$	$
Future Tax Assets:
Book amortization in excess of tax capital cost allowance	2,647	2,296
Non-capital loss carry forwards	15,609	15,222
Research and development deductions and credits	6,336	6,001
Share issue costs	113	169
Unearned revenue	227	22
Free rent liability	110	124
Non-repayable lease inducements	232	260
Repayable lease inducements	1,417	1,521
Other	86	83
Total future tax assets	26,777	25,698
Valuation allowance	(26,777)	(25,698)
Net future tax assets	-	-

The potential income tax benefits relating to these deferred tax assets have not been recognized in the consolidated financial statements as their realization does not meet the requirements of “more likely than not” under the liability method of tax accounting. Accordingly, a valuation allowance has been recorded and no deferred tax assets have been recognized as at December 31, 2014 and 2013.

The reconciliation of income tax attributable to operations computed at the statutory tax rate to income tax expense, using a 26.0% [2013 – 25.0%; 2012 – 25.0%] statutory tax rate is as follows (in thousands):

	2014	2013	2012
	$	$	$
Income tax recovery at statutory rates	(526)	(1,500)	(1,318)
Tax expense of other tax jurisdictions	68	41	-
Expenses not deductible for tax purposes	(923)	691	247
Non-capital losses for which no benefit has been recognized	907	755	1,082
Other temporary differences for which no benefit has been recognized	542	54	(11)
Total income tax expense	68	41	-

The reconciliation of the unrecognized tax benefits of uncertain tax positions is as follows (in thousands):

$
Balance at December 31, 2012	44
Balance at December 31, 2013	44
Additions based on tax positions related to the current year	-
Balance at December 31, 2014	44

As of December 31, 2014, unrecognized benefits of approximately $44,000, if recognized, would affect the Company’s effective tax rate, and would reduce the Company’s deferred tax assets. Interest and penalties related to the unrecognized tax benefits that are accrued in the Company’s balance sheets as at December 31, 2014 were $24,000.

The Company is subject to taxes in Canada, the United States of America, and China. The tax years which remain subject to examination as of December 31, 2014 for Canada include 2008 to 2014. The tax years which remain subject to examination as of December 31, 2014 for the United States of America and China include 2013 to 2014.

RESPONSE BIOMEDICAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15. COMMITMENTS

[a]     License agreements

The Company entered into a non-exclusive license agreement, effective July 2005, as amended June 2008, to use and sublicense certain technology (“Technology”) for one of the Company’s cardiac tests. In consideration for these rights, the Company paid a non-refundable license issuance fee of $2.0 million in the first two years after execution of the agreement and is required to pay quarterly royalties on the sale of products that incorporate the Technology. For the year ended December 31, 2014, the Company incurred an expense of $628,000 [2013 - $616,000; 2012 - $634,000] for royalties. Royalty and license fees incurred are included in cost of sales

[b]     Supply agreement

The Company entered into a supply agreement, effective September 2003 for certain reagents for the Company’s RAMP® West Nile Virus Test. In addition to paying for the reagent purchased, the Company is required to pay the supplier semi-annual royalties equal to 10% of net revenue generated from the sale of the Company’s RAMP® West Nile Virus Test. The initial term of the agreement was three years from the effective date and is automatically renewed for successive periods of one year until either party terminates the agreement. For the year ended December 31, 2014, the Company incurred an expense of $49,000 [2013 - $56,000; 2012 - $42,000] for royalties to the supplier. These royalties are included in cost of sales.

[c]     Lease agreements

[i]     The Company entered into a long-term agreement to lease a single tenant 46,000 square foot facility to house all of the Company’s operations beginning March 2008. Rent is payable from February 1, 2008 to January 31, 2023. The Company is required to pay the landlord total gross monthly payments of approximately $173,000, which is comprised of base rent, administrative and management fees, estimated property taxes and repayments of the repayable leasehold improvement allowance [note 10[iii]].

[ii]     The Company had entered into a lease agreement for office space for its Representative Office in China on November 18, 2012 where the Company was required to make monthly payments of approximately $5,000 for base rent and management fees. The lease agreement expired on September 17, 2014. The Company entered into a new lease agreement for new office space that expires on September 9, 2015. The Company is required to make monthly payments of approximately $8,000 for base rent and management fees under the new lease agreement.

[ii]     The Company has entered into operating leases for administrative equipment.

[iii]     The minimum annual cost of lease commitments is estimated as follows (in thousands):

	Premise	Equipment	Total
December 31,	$	$	$
2015	2,074	19	2,093
2016	2,102	10	2,112
2017	2,130	1	2,131
2018	2,160	-	2,160
2019	2,190	-	2,190
Thereafter	6,949	-	6,949
	17,605	30	17,635

For the year ended December 31, 2014, $802,000 [2013 - $807,000; 2012 - $779,000] was incurred for expenses related to base rent, administrative and management fees and estimated property taxes offset by amortization of both the rent-free inducement [note 10[i]] and non-repayable leasehold improvement allowance [note 10[ii]]. These expenses are allocated to cost of sales, research and development, general and administrative, and sales and marketing expenses.

RESPONSE BIOMEDICAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

[d] Purchase Commitments

As at December 31, 2014, the Company has outstanding purchase commitments to purchase inventory, equipment, and other services. The purchase commitments are summarized as follows (in thousands):

December 31,	$
2015	1,163
2016	133
2017	175
2018	195
2019	150
Thereafter	-
1,816

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

[f] Indemnification of third parties

The Company has entered into license and research agreements with third parties that include indemnification provisions that are customary in the industry. These indemnifications generally require the Company to compensate the other party for certain damages and costs incurred as a result of third party claims for damages arising from these transactions. The nature of the indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount that it could be required to pay. To date, the Company has not made any indemnification payments under such agreements and no amount has been accrued in these consolidated financial statements with respect to these indemnification obligations.

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

Customers that represent a concentration risk are those whose outstanding receivable is 10% or greater than the total balance or those customers who represent 10% or greater of our total revenue. Refer to note 6 for a discussion of concentration risk in relation to outstanding receivables. For the year ended December 31, 2014, $6.3 million (58%) in product sales was generated from two customers of which one customer represented 33% and the other customer represented 25%[2013 - $5.8 million (50%) from two customers of which one customer represented 36% and the other customer 14%; 2012 - $7.7 million (66%) from two customers of which one customer represented 48% and the other customer 18%].

RESPONSE BIOMEDICAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Product sales by customer location were as follows (in thousands):

Years ended December 31,	2014	2013	2012
	$	$	$
China	6,905	7,153	7,748
United States	1,246	1,670	1,124
Asia (excluding China)	512	807	824
Europe	1,304	1,121	1,081
Canada	73	35	30
Other	788	745	943
Total	10,828	11,531	11,750

Product sales by type of product were as follows (in thousands):

Years ended December 31,	2014	2013	2012
	$	$	$
Cardiovascular	9,785	10,056	10,798
Infectious Diseases	163	450	173
Biodefense products	360	403	317
West Nile Virus (Environmental)	520	622	462
Total	10,828	11,531	11,750

17. SUBSEQUENT EVENTS

On February 16, 2015, the Company announced that it had signed the definitive Collaboration Agreement with Joinstar to support the co-development by Response and Joinstar of components and assays that will run on a high throughput rapid immunoassay analyzer developed by Joinstar. As a result, the Company has earned the second milestone of US$720,000 in the Collaboration Agreement with Joinstar. Concurrently, the companies have entered into a definitive Supply Agreement whereby Response will provide certain materials to Joinstar required for Joinstar to manufacture and sell these assays specifically to run on their new analyzer.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in or disagreements on any matters of accounting principles or financial statement disclosure between us and our independent registered public accountants.

ITEM 9A.       CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this 2014 Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2014 at the reasonable assurance level.

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

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(b)     Exhibits: The following exhibits are filed as a part of this report:

All other financial statement schedules have been omitted because they are not applicable, not required, or the information required is shown within the financial statements or the notes thereto.

Exhibit Number	Exhibit Description	Incorporated by Reference

3.1	Certificate of Incorporation dated August 20, 1980	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 20-F for the year ended December 31, 2004, as filed on May 2, 2005.

3.2	Company Act Name Change dated October 15, 1991	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 10-K for the year ended December 31, 2011 as filed on March 29, 2012.

3.3	Articles of the Company dated April 10, 1997	Previously filed as an exhibit to, and incorporated herein by reference from, our Registration Statement on Form 20-F filed on February 4, 2004.

4.1	Escrow Agreement dated July 29, 2004	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 20-F for the year ended December 31, 2004, as filed on May 2, 2005.

10.1	Alexandria New Facility Lease Agreement dated April 24, 2007	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 20F for the year ended December 31, 2008 as filed on March 31, 2009.

10.2	Alexandria – First Amendment to Lease Agreement dated May 18, 2007	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 20F for the year ended December 31, 2008 as filed on March 31, 2009.

10.3	Roche License Agreement – NT-proBNP dated July 22, 2005*	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 20F for the year ended December 31, 2008 as filed on March 31, 2009.

10.4	Roche License Agreement –Amendment 2 concluded July 26, 2005 – dated June 24, 2008*	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 20F for the year ended December 31, 2008 as filed on March 31, 2009.

10.5	Shionogi Supply Agreement dated May 12, 2006	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 20F for the year ended December 31, 2008 as filed on March 31, 2009.

10.6	Shionogi Supply Agreement – Amendment 1 dated July 11, 2008	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 20F for the year ended December 31, 2008 as filed on March 31, 2009.

Exhibit Number	Exhibit Description	Incorporated by Reference

10.7#	Short Term Incentive Plan dated March 18, 2008	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 20F for the year ended December 31, 2008 as filed on March 31, 2009.

10.8#	2008 Stock Option Plan	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 20F for the year ended December 31, 2008 as filed on March 31, 2009.

10.9	Irrevocable Commercial Letter of Credit dated May 1, 2007	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 20F for the year ended December 31, 2008 as filed on March 31, 2009.

10.10#	Form of Indemnification Agreement between Response Biomedical Corp. and applicable officers	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 20F for the year ended December 31, 2008 as filed on March 31, 2009.

10.11	Distribution Agreement with O&D Biotech Co., Ltd. China dated February 21, 2011*	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 10K for the year ended December 31, 2012 as filed on March 28, 2012.

10.12	Note Purchase Agreement dated November 22, 2011	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 10K for the year ended December 31, 2012 as filed on March 28, 2012.

10.13	Standby Purchase Agreement dated November 28, 2011	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 10K for the year ended December 31, 2012 as filed on March 28, 2012.

10.14#	Consulting Agreement	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 10K for the year ended December 31, 2012 as filed on March 28, 2012.

10.15#	Management Consulting Agreement with Jeffrey L. Purvin	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8K as filed on June 29, 2012.

10.16#	Employment Agreement with Jeffrey L. Purvin	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8K as filed on July 27, 2012.

10.17#	Employment Agreement with Timothy P. Shannon	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8K as filed on July 27, 2012.

10.18#	Employment Agreement with William J. Adams	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8K as filed on August 10, 2012.

10.19	Amended and Restated 2008 Stock Option Plan	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8K as filed on June 20, 2013.

Exhibit Number	Exhibit Description	Incorporated by Reference

10.20	Restricted Share Unit Plan	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8K as filed on June 20, 2013.

10.21	Non-Employee Directors Deferred Share Unit Plan	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8K as filed on June 20, 2013.

10.22	Separation Agreement and Mutual Release, dated July 26, 2013, by and between Response Biomedical Corp. and Patricia Massitti	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8K as filed on July 26, 2013.

10.23	Agency Agreement, dated September 26, 2013	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8K as filed on September 26, 2013.

10.24	Subscription Agreement for Subscription Receipts, dated September 24, 2013	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8K as filed on September 26, 2013.

10.25	Subscription Receipt Agreement, dated September 26, 2013	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8K as filed on September 26, 2013.

10.26	Loan Agreement, dated as of February 11, 2014, by and between Silicon Valley Bank and Response Biomedical Corp.	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8K as filed on February 13, 2014.

10.27	Security Agreement, dated as of February 11, 2014, by and between Silicon Valley Bank and Response Biomedical Corp.	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8K as filed on February 13, 2014.

10.28	First Amendment to Loan Agreement, dated as of April 14, 2014, by and between Silicon Valley Bank and Response Biomedical Corp.	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8K as filed on April 14, 2014.

10.29	Separation Agreement and Release, dated August 13, 2014, by and between Response Biomedical Corp. and Timothy Shannon.	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8K as filed on August 15, 2014.

10.30	Forbearance to Loan Agreement, dated as of September 30, 2014, by and between the Company and Silicon Valley Bank.

Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8K as filed on October 6, 2014 and our amended Current Report on Form 8K/A as filed on November 14, 2014.

10.31	Technology Development Agreement, dated as of October 15, 2014, by and between the Company and Hangzhou Joinstar Biomedical Technology Co., Ltd	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8K as filed on October 20, 2014.

Exhibit Number	Exhibit Description	Incorporated by Reference

10.32	Binding Term Sheet - Supply, dated as of October 15, 2014, by and between the Company and Hangzhou Joinstar Biomedical Technology Co., Ltd.

Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8K as filed on October 20, 2014 and our amended Current Report on Form 8K/A as filed on December 30, 2014.

10.33	Binding Term Sheet – Equity Investment (JMIR), dated as of October 15, 2014, by and between the Company and Hangzhou Joinstar Medical Instrument & Reagent Co., Lt	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8K as filed on October 20, 2014.

10.34	Binding Term Sheet – Equity Investment (HZLZ), dated as of October 15, 2014, by and between the Company and Hangzhou Lizhu Medical Instrument & Reagent Co., Ltd.	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8K as filed on October 20, 2014.

10.35	Forbearance to Loan Agreement, dated as of October 31, 2014, by and between the Company and Silicon Valley Bank.

Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8K as filed on November 6, 2014 and our amended Current Report on Form 8K/A as filed on December 24, 2014.

10.36	Second Amendment to Loan Agreement, dated as of December 15, 2014, by and between Silicon Valley Bank and Response Biomedical Corp.	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8K as filed on December 18, 2014.

10.37	Second Amendment to International Distribution Agreement, by and between the Company and Shanghai Elite Bio Co., Ltd.	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8K as filed on February 10, 2015.

10.38	Collaboration Agreement, dated as of February 16, 2015, by and between the Company and Hangzhou Joinstar Biomedical Technology Co., Ltd.	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8K as filed on February 20, 2015.

10.39	Supply Agreement, dated as of February 16, 2015, by and between the Company and Hangzhou Joinstar Biomedical Technology Co., Ltd.	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8K as filed on February 20, 2015.

14	Company’s Code of Ethics	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 10K for the year ended December 31, 2012 as filed on March 28, 2012.

21	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP
24	Power of Attorney (included on signature page)
31.1	CEO's Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934
31.2	CFO's Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934
32.1	CEO's Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350
32.2	CFO's Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350

Exhibit Number	Exhibit Description	Incorporated by Reference
101

The following materials from Response Biomedical Corp.'s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) audited Consolidated Statements of Loss and Comprehensive Loss for the years ended December 31, 2014, 2013, and 2012, (ii) audited Consolidated Balance Sheets as of December 31, 2014, and 2013, (iii) audited Consolidated Statements of Shareholders’ Equity/Deficit (iv) audited Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012, and (v) audited Notes to Consolidated Financial Statements

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

POWER OF ATTORNEY

The registrant and each person whose signature appears below hereby appoint Dr. Anthony F. Holler and William J. Adams as attorney-in-fact with full power of substitution, severally, to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to this Annual Report on Form 10-K, which amendments may make such changes in this Annual Report as the attorney-in-fact acting in the premises deems appropriate and to file any such amendments to this Annual Report on Form 10-K with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 19, 2015	Response Biomedical Corp.

	By:	/s/ Dr. Anthony F. Holler
Dr. Anthony F. Holler
Interim Chief Executive Officer

Dated: March 19, 2015	By:	/s/ William J. Adams
William J. Adams
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 19, 2015	By:	/s/ Lewis J. Shuster
Lewis J. Shuster
Chairman of Board of Directors

Dated: March 19, 2015	By:	/s/ Dr. Anthony F. Holler
Dr. Anthony F. Holler
Director

Dated: March 19, 2015	By:	/s/ Dr. Joseph D. Keegan
Dr. Joseph D. Keegan
Director

Dated: March 19, 2015	By:
Clinton H. Severson
Director

Dated: March 19, 2015	By:	/s/ Dr. Peter A. Thompson
Dr. Peter A. Thompson
Director

Dated: March 19, 2015	By:
Dr. David Wang
Director

Dated: March 19, 2015	By:	/s/ Jonathan Wang
Jonathan Wang
Director