Form 10-Q
period 2015-03-31
RESPONSE BIOMEDICAL CORP
filed 2015-05-08
CIK 806888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,874,538 as of May 1, 2015.

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

●     Our financing goals and plans;

●    Whether and how long our existing working capital and cash flows will be sufficient to fund our operations;

●     Our ability to meet the milestones required by our collaboration agreement with Joinstar;

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

Response Biomedical Corp.

Consolidated Financial Statements

(Unaudited)

(Expressed in Thousands of Canadian dollars, Except Share Data)

As of March 31, 2015 and December 31, 2014 and for the Three Month Periods Ended March 31, 2015 and 2014.

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED BALANCE SHEETS

[See Note 2 - Basis of Presentation and Going Concern Uncertainty]

(Unaudited)

(In thousands of Canadian dollars)

	March 31, 2015	December 31, 2014
	$	$
ASSETS
Current
Cash and cash equivalents	1,439	3,221
Trade receivables, net	1,706	702
Other receivables	166	89
Inventories [note 5]	2,499	2,056
Prepaid expenses and other	301	183
Deferred debt financing costs - current portion	77	88
Total current assets	6,188	6,339
Deferred financing costs	30	45
Long-term prepaid expenses	93	93
Restricted deposits [note 8]	901	901
Property, plant and equipment	6,392	6,250
Total assets	13,604	13,628

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current
Accounts payable and accrued liabilities [note 6]	4,665	3,867
Term loan - current portion [note 7]	750	494
Lease inducements - current portion [note 8]	169	169
Repayable leasehold improvement allowance - current portion [note 8]	474	461
Deferred revenue	1,083	873
Warrant liability [notes 4 and 9]	1,194	1,249
Total current liabilities	8,335	7,113
Lease inducements [note 8]	1,154	1,197
Term loan	910	1,004
Repayable leasehold improvement allowance [note 8]	5,085	5,208
	15,484	14,522
Commitments [note 11]
Shareholders' deficit
Common shares [note 9]	104,270	104,124
Additional paid-in capital [note 9]	15,209	15,241
Deficit	(121,359)	(120,259)
Total shareholders' deficit	(1,880)	(894)
	13,604	13,628

See accompanying notes

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands of Canadian dollars)

Three Months Ended March 31,	2015	2014
	$	$
REVENUE
Product sales [note 12]	3,271	2,559
Collaborative revenue [note 10]	269	-
Total revenue	3,540	2,559

Cost of sales [notes 5, 9, and 11]	2,176	1,440
Gross profit	1,364	1,119

EXPENSES [notes 9 and 11]
Research and development	813	811
General and administrative	675	811
Sales and marketing	664	646
Total operating expenses	2,152	2,268

OTHER EXPENSES (INCOME)
Interest expense and amortization of deferred financing costs and debt discounts [note 7]	235	197
Interest income	(3)	(5)
Other expense	22	17
Foreign exchange loss	113	4
Unrealized (gain) loss on revaluation of warrant liability [note 4]	(55)	161
Total other expenses	312	374
Net loss and comprehensive loss for the period	(1,100)	(1,523)

Loss per common share - basic and diluted [note 9]	(0.11)	(0.19)

Weighted average number of common shares outstanding - basic and diluted [note 9]	9,774,890	7,880,542

See accompanying notes

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited)

(In thousands of Canadian dollars, except share data)

	Common Stock Issued and Outstanding		Additional paid in capital	Deficit	Total Shareholders' Deficit
	# of shares	$	$	$	$
Balance at December 31, 2013	7,870,925	101,945	14,742	(118,169)	(1,482)
Net loss	-	-	-	(2,090)	(2,090)
Private placement, net of issue costs	1,800,000	2,024	-	-	2,024
Net shares issued upon conversion of restricted share units	88,635	155	(155)	-	-
Net warrants issued per terms of loan	-	-	113	-	113
Stock-based compensation expense	-	-	381	-	381
Restricted share units	-	-	160	-	160
Balance at December 31, 2014	9,759,560	104,124	15,241	(120,259)	(894)
Net loss	-	-	-	(1,100)	(1,100)
Net shares issued upon conversion of restricted share units	114,978	146	(146)	-	-
Stock-based compensation expense	-	-	55	-	55
Restricted share units	-	-	59	-	59
Balance at March 31, 2015	9,874,538	104,270	15,209	(121,359)	(1,880)

See accompanying notes

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of Canadian dollars)

Three Months Ended March 31,	2015	2014
OPERATING ACTIVITIES	$	$
Net loss for the period	(1,100)	(1,523)
Add (deduct) items not involving cash:
Depreciation of property, plant and equipment	253	243
Amortization of deferred lease inducements	(43)	(43)
Amortization of deferred financing costs	26	13
Amortization of discount on debt	15	5
Stock-based compensation	55	151
Unrealized loss (gain) on revaluation of warrant liability	(55)	161
Other non-cash items	147	(2)
Changes in non-cash working capital:
Trade receivables	(1,004)	472
Other receivables	(77)	62
Inventories	(443)	(114)
Prepaid expenses and other	(118)	(49)
Accounts payable and accrued liabilities	807	248
Deferred revenue	210	104
Cash used in operating activities	(1,327)	(272)

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(345)	(94)
Cash used in investing activities	(345)	(94)

FINANCING ACTIVITIES
Repayment of repayable leasehold improvement allowance	(110)	(99)
Proceeds from term loan	-	1,661
Debt financing cost	-	(105)
Cash provided by (used in) financing activities	(110)	1,457

Increase (decrease) in cash during the period	(1,782)	1,091
Cash and cash equivalents, beginning of period	3,221	2,958
Cash and cash equivalents, end of period	1,439	4,049

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

The RAMP® System is a portable fluorescence immunoassay-based diagnostic technology that combines the performance of a clinical lab with the convenience of a dipstick test, establishing a new paradigm in diagnostic testing. Immunoassays are extremely sensitive and specific tests used to identify and measure small quantities of materials, such as proteins. A large variety of biological molecules and inorganic materials can be targeted. Accordingly, the RAMP® technology is applicable to multiple distinct market segments and many products within those segments. RAMP® tests are now commercially available for use in the early detection of heart attack, congestive heart failure, influenza A+B, the respiratory syncytial virus, environmental detection of West Nile Virus antigen, and biodefense applications including the rapid on-site detection of anthrax, smallpox, ricin and botulinum toxin.

2.     BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTY

These unaudited interim consolidated financial statements have been prepared by management in Canadian dollars in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying unaudited consolidated financial statements reflect, in the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The accompanying consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year then ended. The consolidated financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2014 and filed with the United States Securities and Exchange Commission (“SEC”) on March 19, 2015.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business.

During the quarter ended March 31, 2015, the Company has incurred a net loss of $1.1 million and negative cash flows from operations of $1.3 million. As of March 31, 2015, the Company had a cash balance of $1.4 million, an accumulated deficit of $121.4 million, a shareholders’ deficit of $1.9 million, and a negative working capital balance of $2.1 million. In addition, the Company has various operating leases and purchase commitments for inventory (refer to note 11). Included in current liabilities is a warrant liability in the amount of $1.2 million that is required to be measured at fair value. The potential settlement of these warrants would not have a cash impact as they may only be exercised on a net cashless basis. Without taking into account the warrant liability mentioned above, current liabilities exceed current assets by $951,000.

The ability of the Company to continue as a going concern is uncertain and dependent on the Company’s ability to obtain additional financing and/or achieve cash flow positive operations. Management has, thus far, financed the operations through a series of equity financings, debt financing, and collaborative arrangements. On October 15, 2014, the Company entered into a funded Technology Development Agreement and on February 16, 2015, a Collaboration Agreement with Hangzhou Joinstar Biomedical Technology Co. Ltd. (“Joinstar”) to support the co-development by Response and Joinstar of components and multiple assays that will run on a high throughput rapid immunoassay analyzer developed by Joinstar. Under the terms of the agreements, Response has received milestones totaling US$1.64 million to date and is eligible to receive a further US$2.16 million in development milestones over the remaining planned twelve month project period. In conjunction with the signing of the Collaborative Agreement, Response and Joinstar entered into a definitive Supply Agreement whereby Response will provide certain materials required for Joinstar to manufacture and sell the developed assays specifically to run on their analyzer. Under the terms of the Supply Agreement, Response is eligible to receive a guaranteed US$2.13 million in revenue-based payments over the first five years of commercialization of the co-developed assays.

In addition to the Joinstar agreements, on February 11, 2014, the Company secured a US$2.5 million term loan from Silicon Valley Bank (“SVB”) of which only US$1.5 million was drawn down. On December 15, 2014, Response announced that it had entered into an amendment to the original term loan agreement with SVB. Under the amendment, SVB agreed to continue to advance the remaining outstanding principal of US$1.4 million for the same term and interest rate, waive its rights in respect of previous breaches of certain financial covenants and to remove any future minimum revenue and liquidity ratio financial covenants. In addition, SVB received additional warrants and will receive a final payment of up to 4% of the principal advanced. Refer to note 7 for the significant terms to the loan.

Management believes that, with the targeted execution under the Joinstar Agreements, based on the current level of operations and excluding out of the ordinary cash management measures, the Company’s cash and cash equivalent balances, including cash generated from operations, will be sufficient to meet the anticipated cash requirements through the next twelve months. However, due to the Company’s history of losses, there is substantial doubt over the Company’s ability to continue as a going concern as it is dependent on meeting the development milestones required to earn the additional US$2.16 million in development fees under the Collaboration Agreement with Joinstar or achieving profitable operations, the outcomes of which cannot be predicted at this time. The consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. Such adjustments could be material.

3.     RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued Accounting Standard Update ("ASU") 2014-09, "Revenue from Contracts with Customers", which will supersede most of the existing revenue recognition guidance under U.S. GAAP. This ASU requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This pronouncement is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is not permitted. The ASU allows for either full retrospective or modified retrospective adoption. The Company is currently evaluating the potential effect of this ASU on its financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 2015-40) (“ASU 2014-15”). ASU 2014-15 provides guidance to U.S. GAAP about management’s responsibility to evaluate whether there is a substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This new rule requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles currently in the U.S. auditing standards. Specifically, ASU 2014-15 (1) defines the term substantial doubt, (2) requires an evaluation of every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plans, (4) requires an express statement and other disclosures when substantial doubt is not alleviated, and (5) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). This guidance is effective for annual periods ending after December 15, 2016. The Company is currently evaluating the potential effect of this ASU on its financial statements and related disclosures.

In January 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20) (“ASU 2015-01”). ASU 2015-01 changed the requirements for reporting extraordinary and unusual items in the income statement. The update eliminates the concept of extraordinary items. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. A reporting entity may apply the amendments prospectively or retrospectively to all periods presented in the financial statements. The guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this newly issued guidance is not expected to have an impact to our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810), Amendments to the Consolidation Analysis (“ASU 2015-02). ASU 2015-02 affected current consolidation guidance. The guidance changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance must be applied using one of two retrospective application methods and will be effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in any interim period. The Company is currently evaluating the impact, if any, of the adoption of this newly issued guidance to our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”). ASU 2015-03 was issued to simplify the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by these amendments. This guidance should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The guidance will be effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. We are currently evaluating the impact, if any, of the adoption of this newly issued guidance to our consolidated financial statements.

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

The fair value hierarchy level at which a financial instrument is categorized is determined on the basis of the lowest level input that is significant to the fair value measurement (in thousands):

Financial Instruments carried at fair value as of March 31, 2015

	Level 1	Level 2	Level 3	Total
Liabilities	$	$	$	$
Warrant Liability	-	-	1,194	1,194

As of March 31, 2015, the warrant liability is recorded at its fair value of $1.2 million. The Company reassesses the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, contractual term of the warrant, and risk-free interest rate (refer to note 9[g]). The computation of expected volatility was based on the historical volatility of the Company’s stock. A small change in the estimates used in the Black-Scholes pricing model may have a relatively large change in the estimated valuation of the common stock warrants.

The following table presents the changes in fair value of the Company’s total Level 3 financial liabilities for the three month period ended March 31, 2015 (in thousands):

	Balance at December 31, 2014	Unrealized loss	Exercise of Warrants	Balance at March 31, 2015
Warrant Liability	$1,249	$(55)	$-	$1,194

Quantitative information about unobservable inputs used in Level 3 fair value measurements is presented below:

	Valuation Technique	Unobservable Input	As at March 31, 2015	As at December 31, 2014
Warrant Liability	Option Model	Stock PriceVolatility	102%	106%

A 5% increase or decrease in stock price volatility would cause an approximate corresponding $90,000 increase or decrease to the Warrant Liability ($82,000 – December 31, 2014).

5.     INVENTORIES

Inventories are comprised of the following (in thousands):

	March 31, 2015	December 31, 2014
	$	$
Raw materials	1,386	1,212
Work in progress	797	309
Finished goods	316	535
	2,499	2,056

The carrying value of inventory as of March 31, 2015 includes a write-down and a provision for expired, obsolete, and damaged inventory in the amount of $129,000 [December 31, 2014 - $135,000]. For the three month period ended March 31, 2015, inventory write-downs and obsolescence charges were $67,000 [2014 - $64,000].

6.     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities comprise (in thousands):

	March 31, 2015	December 31, 2014
	$	$
Trade accounts payable	1,816	1,624
Employee related accounts payable and accrued liabilities	1,338	1,307
Royalties	281	287
Other accrued liabilities	1,230	649
	4,665	3,867

Accounts payable and accrued liabilities include $65,000 of additions to property, plant, and equipment as at March 31, 2015. This amount has been excluded from cash used in investing activities on the consolidated statements of cash flows for the three months ended March 31, 2015 as the cash had not been disbursed. Consequently, it has also been excluded from cash used in operating activities.

7.     TERM LOAN

On February 11, 2014, the Company entered into a loan and security agreement with SVB providing for up to a US$2.5 million term loan. The loan is secured by substantially all of the assets of the Company. The loan included financial covenants that were later removed in an amendment (refer to discussion below). The loan also includes certain non-financial covenants as well as a subjective acceleration clause. Under the terms of the original loan agreement, the loan bears an interest rate of Wall Street Journal Prime Rate plus 2.5% annually. Interest only payments were made until October 1, 2014 at which time, 32 equal monthly installments of principal plus accrued interest started to be made. On December 15, 2014, the Company entered into an amendment to the original loan agreement with SVB. Under the amendment, SVB agreed to continue to advance the remaining outstanding principal of US$1.4 million for the same term and interest rate under the original agreement. In addition, SVB waived its rights in respect of certain breaches and removed any future financial covenants. Interest only payments were made until April 1, 2015, at which time, 26 equal monthly installments of principal plus accrued interest are being made through to maturity on May 1, 2017. In addition, the Company will pay an additional final payment of up to 4% of the outstanding principal advanced upon repayment. The loan contains a voluntary prepayment option whereby the principal amount can be prepaid in whole, or in part, for a fixed fee if a prepayment is made on or before February 10, 2016.

In connection with the original loan and amendment discussed above, 107,701 warrants with exercise prices ranging from $1.00 to $1.831 per warrant and a term of 10 years were granted to SVB. These warrants were measured at their fair market value using the Black-Scholes model on the date of their grants and had a combined estimated fair market value of $113,000 which was recorded as a debt discount that is being amortized into income over the term of the loan using the effective interest method. In addition, there were $233,000 of fees related to the term loan that are also being amortized over the term of the loan using the effective interest method.

Amortization of the deferred financing costs for the period ended March 31, 2015 was $26,000 (2014 – $13,000) and amortization of the debt discount for the period ended March 31, 2015 was $15,000 (2014 – $5,000). Both of these amounts are included in interest expense and amortization of deferred financing costs and debt discount on the consolidated statements of loss and comprehensive loss.

The term loan is comprised of the following amounts (in thousands):

	March 31, 2015	December 31, 2014
	$	$
Current portion of term loan	796	546
Current portion of unamortized debt discount	(46)	(52)
Current portion of term loan, net of debt discount	750	494

Long-term portion of term loan	928	1,031
Long-term portion of unamortized debt discount	(18)	(27)
Long-term of term loan, net of debt discount	910	1,004
Total	1,660	1,498

Future principal payments for the term loan as of March 31, 2015, are as follows (in thousands):

March 31,	$
2016	796
2017	796
2018	132
2019	-
2020	-
Thereafter	-
Total	1,724

8.     LEASE INDUCEMENTS

Lease agreements entered into by the Company for its offices provides for lease inducements to be provided by the landlord to the Company, which are summarized as follows (in thousands):

	March 31, 2015	December 31, 2014
	$	$
Current Portion
Rent-free inducement [i]	54	54
Non-repayable leasehold improvement allowance [ii]	115	115
	169	169
Repayable leasehold improvement allowance [iii]	474	461
Total Current Portion	643	630

Long-Term Portion
Rent-free inducement [i]	371	385
Non-repayable leasehold improvement allowance [ii]	783	812
	1,154	1,197
Repayable leasehold improvement allowance [iii]	5,085	5,208
Total Long-Term Portion	6,239	6,405
Total	6,882	7,035

The lease inducements disclosed on the consolidated balance sheets as a result of these benefits is comprised of the following:

[i]     In 2007, the Company entered into a long-term facility lease agreement that included an eight and one half month rent-free period from May 17, 2007 to February 1, 2008. The lease inducement benefit arising from the rent-free period is being amortized on a straight-line basis over the term of the operating lease as a reduction to rental expense. Amortization expense for the three month period ended March 31, 2015 amounted to $14,000 [2014 - $14,000].

[ii]     The Company received a non-repayable allowance for an amount of $1.7 million for expenditures related to general upgrades to the facility. The lease inducement benefit arising from the non-repayable leasehold improvement allowance is being amortized on a straight-line basis over the balance of the term of the lease beginning April 1, 2008 as a reduction to rental expense. Amortization expense for the three month period ended March 31, 2015 amounted to $29,000 [2014 - $29,000].

[iii]     The Company received a repayable leasehold improvement for an amount of $7.8 million used for additional improvements to the facility. This lease inducement is being repaid over the term of the operating lease commencing February 1, 2008 at approximately $89,000 per month including interest calculated at an interest rate negotiated between the Company and the landlord. Principal repayments for the three month period ended March 31, 2015 amounted to $110,000 [2014 - $89,000]. Interest payments for the three month period ended March 31, 2015 amounted to $155,000 [2014 - $176,000].

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

[c]     Stock option plan

At the Annual General Meeting held September 3, 2008, the Company’s shareholders approved a stock option plan (“2008 Plan”). Under the plan, the Company may grant options to purchase common shares in the Company to employees, directors, officers and consultants of the Company. The exercise price of the options is determined by the Board to be equal to the fair market value of the commons shares on the grant date. The Company estimates the fair value of options on the date of the grant. The options vest over the requisite service period in accordance with terms as determined by the Board, typically over four years. Stock options expire no later than ten years from the date of grant.

At the Annual General and Special Meeting held on June 18, 2013, the Company’s shareholders’ approved a change to the Company’s 2008 stock option plan permitting the maximum shares authorized to be issued under the plan to be up to 20% of the issued and outstanding common shares outstanding at any point in time.

Of the 1,974,907 stock options authorized for grant under the 2008 Plan as at March 31, 2015, options for 1,052,983 shares were outstanding and 921,924 stock options were available for future grant.

The following assumptions were used to estimate the fair value of options granted during the three month period ended March 31, 2015, and 2014 using a Black-Scholes option-pricing model:

Three months ended March 31,	2015	2014
Risk-free interest rates	0.98%	2.06%
Expected dividend yield	0%	0%
Expected life (in years)	6.1	5.8
Expected volatility	121%	126%
Fair value per stock option	$0.80	$1.31

The expected volatility reflects the assumption that the historical volatility of common stock of the Company over a period similar to the expected life of the options is indicative of future trends. The Company estimates the risk-free interest rate using the Bank of Canada bond yield with a remaining term equal to the expected life of the option. The Company uses the simplified method for estimating the stock option term for stock option grants during the three month period ended March 31, 2015 as the Company has determined that the stock options are “plain vanilla” and historical share option exercises do not apply as the vesting term and contractual lives have significantly changed from those stock options exercised previously.

At March 31, 2015, the following stock options were outstanding:

Range of exercise price			Number of shares under option	Weighted average remaining contractual life	Weighted average exercise price	Number of options currently exercisable	Weighted average exercise price
$			#	(years)	$	#	$
0.88	-	0.92	198,483	9.86	0.91	-	-
1.02	-	1.60	288,302	8.21	4.46	178,067	1.41
		2.20	388,131	7.03	2.20	355,702	2.20
3.00	-	3.10	176,243	7.97	3.09	162,375	3.10
6.80	-	8.20	1,824	0.87	7.70	1,496	7.89
0.88	-	8.20	1,052,983	8.03	1.91	697,640	2.22

The options expire at various dates from December 1, 2015 to March 20, 2025.

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of optioned	Weighted average
	common shares	exercise price
	#	$
Balance, December 31, 2014	1,007,629	1.99
Options granted	128,793	0.92
Options forfeited	(83,439)	1.33
Balance, March 31, 2015	1,052,983	1.91

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

	Number	Weighted average
	of RSUs	exercise price
	#	$
Balance, December 31, 2014	136,348	1.39
RSUs granted	63,582	0.92
RSUs converted to common shares	(114,978)	(1.27)
Balance, March 31, 2015	84,952	1.20

The restricted share units that were granted during the three month period ended March 31, 2015 were to settle a director compensation liability that was recorded in accounts payable and accrued liabilities. The $59,000 liability has been excluded from the change in accounts payable and accrued liabilities on the consolidated statement of cash flows.

Of the 246,863 RSUs authorized for grant under the RSU Plan as at March 31, 2015, 161,911 RSUs are available for grant.

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

Of the 246,863 DSUs authorized for grant under the DSU Plan as at March 31, 2015, all are available for grant.

[f]     Stock-based compensation

The following table shows stock-based compensation allocated by type of cost (in thousands):

Three months ended March 31,	2015	2014
	$	$
Cost of sales	8	9
Research and development	11	12
General and administrative	23	119
Sales and marketing	13	11
	55	151

As of March 31, 2015, the total unrecognized compensation related to stock options granted amounts to $483,000, which is expected to be recognized over a weighted average service period of 2.60 years.

[g]     Common share purchase warrants

At March 31, 2015, there were 86,865,691 warrants outstanding to purchase shares of common stock, with expiry dates ranging from November 7, 2015 to December 15, 2024. Of the total 86,865,691 warrants outstanding, 86,103,744 warrants (the warrants related to the 2011 financing) entitle the holder thereof to purchase 1/20th of a common share of the Company at a price of $1.492 per whole common share; 636,557 warrants (the private placement warrants) entitle the holder thereof to purchase one common share of the Company at a price of $3.58 per common share; 17,689 warrants (the agent warrants) entitle the holder thereof to purchase one common share of the Company at a price of $2.45 per common share, 52,796 warrants entitle the holder thereof to purchase one common share of the Company at a price of $1.831 per common share, and 54,905 warrants entitle the holder thereof to purchase one common share of the Company at a price of $1.00 per common share.

There have been no common share purchase warrant transactions during the three months ended March 31, 2015.

The estimated fair value of the warrants related to the 2011 financing is reassessed at each balance sheet date using the Black-Scholes option pricing model. The following assumptions were used to value the warrants on the following balance sheet dates:

As at March 31,	2015	2014
Risk-free interest rates	0.50%	1.07%
Expected dividend yield	0%	0%
Expected life (in years)	1.75	2.75
Expected volatility	102%	139%
Fair value of warrant	$0.0139	$0.0629

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

86,865,691 warrants, 1,052,983 stock options and 84,952 restricted share units have been excluded from the computation of diluted earnings per share for the three month period ended March 31, 2015 as the Company has incurred a net loss during the period and their inclusion would be anti-dilutive to the loss per share (2014 – 86,810,786 warrants, 1,487,304 stock options and 48,595 restricted share units were excluded).

10.   RELATED PARTY TRANSACTIONS

The Company received US$1.28 million from Joinstar upon signing of the Technology Development Agreement and Collaboration Agreement. These upfront payments are being recognized into income over the expected development period and for the three months ended March 31, 2015, $269,000 was recognized (2014 – nil). These development fees are included under collaborative revenue in the consolidated statements of loss and comprehensive loss. The unrecognized portion of the development fees are included, under deferred revenue – current portion, on the consolidated balance sheet.

11.   COMMITMENTS

[a]     License agreements

The Company entered into a non-exclusive license agreement, effective July 2005, as amended June 2008, to use and sublicense certain technology (“Technology”) for one of the Company’s cardiac tests. In consideration for these rights, the Company paid a non-refundable license issuance fee of $2.0 million in the first two years after execution of the agreement and is required to pay quarterly royalties on the sale of products that incorporate the Technology. For the three month period ended March 31, 2015, the Company incurred an expense of $217,000 [2014 - $117,000] for royalties. Royalty and license fees incurred are included in cost of sales

[b]     Supply agreement

The Company entered into a supply agreement, effective September 2003 for certain reagents for the Company’s RAMP® West Nile Virus Test. In addition to paying for the reagent purchased, the Company is required to pay the supplier semi-annual royalties equal to 10% of net revenue generated from the sale of the Company’s RAMP® West Nile Virus Test. The initial term of the agreement was three years from the effective date and is automatically renewed for successive periods of one year until either party terminates the agreement. For the three month period ended March 31, 2015, the Company incurred an expense of $8,000 [2014 – nil] for royalties to the supplier. These royalties are included in cost of sales.

[c]     Lease agreements

[i]     The Company entered into a long-term agreement to lease a single tenant 46,000 square foot facility to house all of the Company’s operations. Rent is payable from February 1, 2008 to January 31, 2023. The Company is required to pay the landlord total gross monthly payments of approximately $173,000, which is comprised of base rent, administrative and management fees, estimated property taxes and repayments of the repayable leasehold improvement allowance [note 8[iii]].

[ii]     The Company entered into a lease agreement for office space for our Shanghai representative office that expires on September 9, 2015. The Company is required to make monthly payments of approximately $8,000 for base rent and management fees under the lease agreement.

[iii]     The Company has entered into operating leases for administrative equipment.

For the three month period ended March 31, 2015, $209,000 [2014 - $203,000] was incurred for expenses related to base rent, administrative and management fees and estimated property taxes offset by amortization of both the rent-free inducement [note 8[i]] and non-repayable leasehold improvement allowance [note 8[ii]]. These expenses are allocated to cost of sales, research and development, general and administrative, and sales and marketing expenses.

[d]     Purchase Commitments

As at March 31, 2015, the Company has outstanding purchase commitments of $2.9 million to purchase inventory and capital equipment over the next five years of which $2.2 million will be completed during the remaining nine months of 2015.

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

12.   SEGMENTED INFORMATION

The Company operates primarily in one business segment, the research, development, commercialization and distribution of diagnostic technologies, with primarily all of its assets and operations located in Canada. The Company’s revenues are generated from product sales primarily in Asia, the United States, and Europe. Expenses are primarily incurred from purchases made from suppliers in Canada and the United States.

Customers that represent a concentration risk are those whose outstanding receivable is 10% or greater than the total balance or those customers who represent 10% or greater of our total revenue. For the three month period ended March 31, 2015, $2.4 million (72%) in product sales was generated from one customer [2014 - $1.9 million (74%) from three customers of which one customer represented 40%, one customer represented 19%, and the other customer 14%].

Product sales by customer location were as follows (in thousands):

Three months ended March 31,	2015	2014
	$	$
China	2,378	1,525
United States	254	210
Europe	200	428
Asia (excluding China)	152	155
Canada	7	4
Other	280	237
Total	3,271	2,559

Product sales by type of product were as follows (in thousands):

Three months ended March 31,	2015	2014
	$	$
Cardiovascular	3,089	2,438
Infectious Diseases	49	69
Biodefense products	55	44
West Nile Virus (Environmental)	78	8
Total	3,271	2,559

13.   COMPARATIVE FIGURES

Certain comparative figures have been reclassified from the amounts previously reported to confirm to the presentation adopted in the current year. Taxes paid in China for the representative office previously presented as income taxes have been retroactively reclassified as other expenses.

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

We generally operate with a limited order backlog because our products are typically shipped shortly after orders are received. Product sales in any quarter are generally dependent on orders booked and shipped in that quarter. Our sales for any future periods are not predictable with a significant degree of certainty, and may depend on a number of factors outside of our control, including but not limited to the performance of our distributors including their inventory or timing considerations, their changing local competitive and/or reimbursement environments, and/or their ability or failure to meet minimum purchase commitments. As a result, any revenue shortfall would negatively affect our operating results and financial condition. In addition, our sales may be adversely impacted by pricing pressure and new product offerings from competitors. Our ability to be consistently profitable will depend, in part, on our ability to increase the sales volumes of our products, improve our gross margins, control our expenses and to successfully compete with other competitors. In addition, individual shipments to our largest distributors are sometimes very large—up to 70% of a quarter’s revenue may be in a single shipment. Timing of these large shipments can have a large impact on individual quarter revenues. Our financial performance from quarter to quarter may vary substantially based on timing of one or two large shipments, and as a result we believe that period to period comparisons of our quarterly results of operations are not necessarily meaningful indicators of future results.

Our ability to continue as a going concern is uncertain and dependent on our ability to obtain additional financing and/or achieve cash flow positive operations. We have, thus far, financed our operations through a series of equity financings, debt financing, and collaborative arrangements. On October 15, 2014, we entered into a funded Technology Development Agreement and on February 16, 2015, a Collaboration Agreement with Hangzhou Joinstar Biomedical Technology Co. Ltd. (“Joinstar”) to support the co-development by Response and Joinstar of components and multiple assays that will run on a high throughput rapid immunoassay analyzer developed by Joinstar. Under the terms of the agreements, we have received milestones totaling US$1.64 million to date and are eligible to receive a further US$2.16 million in development milestones over the remaining planned twelve month project period. In conjunction with the signing of the Collaborative Agreement, we entered into a definitive Supply Agreement with Joinstar whereby we will provide certain materials required for Joinstar to manufacture and sell the developed assays specifically to run on their analyzer. Under the terms of the Supply Agreement, we are eligible to receive a guaranteed US$2.13 million in revenue-based payments over the first five years of commercialization of the co-developed assays.

In addition to the Joinstar agreements, on February 11, 2014, we secured a US$2.5 million term loan from Silicon Valley Bank (“SVB”) of which only US$1.5 million was drawn down. On December 15, 2014, we announced that we had entered into an amendment to the original term loan agreement with SVB. Under the amendment, SVB agreed to continue to advance the remaining outstanding principal of US$1.4 million for the same term and interest rate, waive its rights in respect of previous breaches of certain financial covenants and to remove any future minimum revenue and liquidity ratio financial covenants. In addition, SVB received additional warrants and will receive a final payment of up to 4% of the principal advanced.

We believe that, with the targeted execution under the Joinstar Agreements, based on the current and projected level of operations and excluding out of the ordinary cash management measures, our cash and cash equivalent balances, including cash generated from operations, will be sufficient to meet our anticipated cash requirements through the next twelve months. However, due to our history of losses, there is substantial doubt over our ability to continue as a going concern as we are dependent on meeting the development milestones required to earn the additional US$2.16 million in development fees under the Collaboration Agreement with Joinstar or achieving profitable operations, the outcomes of which cannot be predicted at this time.

RECENT DEVELOPMENTS

●

On February 6, 2015, we announced that we had expanded the scope of our agreement with Shanghai Elite Biotech Co., Ltd. (“Shanghai Elite”) to distribute our Cardiovascular portfolio of RAMP® products effective April 23, 2015. Under the agreement, Shanghai Elite will become our exclusive national distributor in China.

●

On February 16, 2015, we announced that we had earned the second milestone of US$720,000 in the funded Technology Development Agreement with Joinstar. The milestone was earned upon the signing of the definitive Collaboration Agreement.

●

On April 14, 2015, we earned the third milestone of US$360,000 in the Collaboration Agreement with Joinstar. The milestone was earned upon the delivery of certain components for the high throughput rapid immunoassay analyzer developed by Joinstar.

RESULTS OF OPERATIONS

For the three month periods ended March 31, 2015 and 2014:

Revenues, Cost of Goods Sold and Gross Margin (in thousands)

	Three Months Ended March 31,		Change 2014 to 2015
	2015	2014	Increase / (Decrease)	Percent Change
Product sales	3,271	2,559	712	28%
Collaborative revenue	269	-	269	100%
Total revenue	3,540	2,559	981	38%
Cost of sales	2,176	1,440	736	51%
Gross profit	1,095	1,119	(24)	(2% )
Gross margin on product sales	33.5%	43.7%

Product Sales

Product sales increased 28%, or $0.7 million, during the three month period ended March 31, 2015 as compared to March 31, 2014. The change is due to an increase of 27%, or $0.7 million, in instrument and Cardiovascular test sales —particularly in China, as a result of our focused effort on distribution channel management and our strategic decision to invest in aggressive promotional reader placements initiated in late 2014 to increase our customer base and long-term test sales.

Collaborative Revenue

Collaborative revenue was $0.3 million during the three month period ended March 31, 2015. This revenue represents the recognition of the initial payments received from Joinstar in the fourth quarter of 2014 and first quarter of 2015. There was no such revenue during the three month period ended March 31, 2014.

Gross Profit

Gross profit decreased 2% during the three month period ended March 31, 2015 in comparison to the same period in 2014. Excluding the collaborative revenue, gross profit decreased 26%, or $293,000. The total decrease in gross product from product sales is primarily due to the following:

●     A significant increase in promotional reader placement programs intended to increase our customer base and stimulate future test sales growth;

●     An increase in our estimated product warranties; and

●     An increase in the estimated volume rebate earned by our largest distributor.

We expect our gross margin to return to higher levels in future quarters due to the temporary nature of the promotional reader placement programs. In addition, we expect reduced manufacturing costs due to the implementation of further production automation later in 2015.

Operating Expenses (in thousands)

	Three Months Ended March 31,		Change 2014 to 2015
	2015	2014	Increase / (Decrease)	Percent Change
Research and development	813	811	2	0%
General and administrative	675	811	(136)	(17%	)
Sales and marketing	664	646	18	3%
Total operating expenses	2,152	2,268	(116)	(5%	)

Research and Development Expenses

Research and development expenses remained relatively unchanged during the three month period ended March 31, 2015 in comparison to the same period ended March 31, 2014. This was the result of lower professional and development costs associated with the timing of clinical and regulatory work being done in 2015, offset by higher salaries and wages due to increased staffing for the collaboration with Joinstar.

General and Administrative Expenses

General and administrative expenses decreased by 17%, or $136,000, during the three month period ended March 31, 2015 in comparison to the same period ended March 31, 2014. The decrease is primarily due to decreased stock based compensation and salaries and wages as a result of the resignation of our former CEO in the third quarter of 2014.

Sales and Marketing Expenses

Sales and marketing expenses increased by 3%, or $18,000, during the three month period ended March 31, 2015 in comparison to the same period ended March 31, 2014 primarily due to increased legal costs related to the supply agreement with Joinstar offset by lower salaries and wages as a result of the resignation of our former Senior Vice President of Sales in the third quarter of 2014.

Other Expenses (Income), Net (in thousands)

	Three Months Ended March 31,		Change 2014 to 2015
	2015	2014	Increase / (Decrease)	Percent Change
Interest expense and amortization of deferred financing costs and debt discount	235	197	38	19%
Interest income	(3)	(5)	2	(40%	)
Other expense	22	17	5	100%
Foreign exchange loss	113	4	109	100%
Unrealized (gain) loss on revaluation of warrant liability	(55)	161	(216)	(134%	)
Total Other Expenses	312	374	(62)	(17%	)

Interest Expense and Amortization of Deferred Financing Costs and Debt Discount

Interest expenses and amortization of deferred financing costs and debt discount increased by 19%, or $38,000, during the three month period ended March 31, 2015 compared to the same period ended March 31, 2014. The increase is primarily due to the interest and amortization costs related to the SVB debt, offset by a decrease in interest paid on the repayable leasehold improvement allowance as a result of a decrease in principal in 2015 versus 2014.

Unrealized (Gain) Loss on Revaluation of Warrant Liability

The unrealized gain on revaluation of the warrant liability is solely due to the mark-to-market revaluation each reporting period of the outstanding warrants, issued during our 2011 rights offering. The fair market value decreased from December 31, 2014 resulting in an unrealized gain of $55,000. The fair market value is calculated using a Black-Scholes model with inputs for volatility, risk free interest rate, and expected life of the warrants. The primary reason for the decrease in the value of the liability is the decrease in the expected life, as the share price remained relatively the same. A small change in the estimates used in the Black-Scholes pricing model may have a relatively large change in the estimated valuation of the common stock warrants.

Liquidity and Capital Resources

Total cash and cash equivalents and working capital at March 31, 2015, and December 31, 2014 were as follows (in thousands):

As at,	March 31, 2015	December 31, 2014
Cash and cash equivalents	$1,439	$3,221
Percentage of total assets	11%	24%
Working capital	$(2,145)	$(772)
Warrant liability	$1,194	$1,249
Working capital, excluding Warrant liability	$(951)	$477

As at March 31, 2015, the Company had a negative working capital balance. Included in current liabilities is a warrant liability that is required to be measured at fair value and is presented as a current liability in accordance with ASC 815. Each warrant may only be exercised on a net cashless exercise basis and no warrant may be exercised at a time when the exercise price equals or exceeds the current market price. As a result, the potential settlement of any warrant does not require any cash disbursement. Without taking into account the warrant liability mentioned above, the Company’s working capital as at March 31, 2015 is negative $951,000 (December 31, 2014 – positive $477,000). The decrease of $1.4 million during the three months ended March 31, 2015 is primarily due to the cash used in operating and investing activities as described below.

Financial Condition

We have financed our operations primarily through equity and debt financings. As of March 31, 2015, the Company has raised approximately $107.8 million from the sale and issuance of equity securities and debt, net of issue costs. On October 15, 2014, we entered into a funded Technology Development Agreement and on February 16, 2015, a Collaboration Agreement with Joinstar to support the co-development by Response and Joinstar of components and multiple assays that will run on a high throughput rapid immunoassay analyzer developed by Joinstar. Under the terms of the agreements, we have received milestones totaling US$1.64 million to date and are eligible to receive a further US$2.16 million in development milestones over the remaining planned twelve month project period. In conjunction with the signing of the Collaborative Agreement, we entered into a definitive Supply Agreement with Joinstar whereby we will provide certain materials required for Joinstar to manufacture and sell the developed assays specifically to run on their analyzer. Under the terms of the Supply Agreement, we are eligible to receive a guaranteed US$2.13 million in revenue-based payments over the first five years of commercialization of the co-developed assays.

In addition to the Joinstar agreements, on February 11, 2014, we secured a US$2.5 million term loan from SVB of which only US$1.5 million was drawn down. On December 15, 2014, we announced that we had entered into an amendment to the original term loan agreement with SVB. Under the amendment, SVB agreed to continue to advance the remaining outstanding principal of US$1.4 million for the same term and interest rate, waive its rights in respect of previous breaches of certain financial covenants and to remove any future minimum revenue and liquidity ratio financial covenants. In addition, SVB received additional warrants and will receive a final payment of up to 4% of the principal advanced.

We believe that, with the targeted execution under the Joinstar Agreements, based on the current level of operations and excluding out of the ordinary cash management measures, our cash and cash equivalent balances, including cash generated from operations, will be sufficient to meet our anticipated cash requirements through the next twelve months. However, due to our history of losses, there is substantial doubt over our ability to continue as a going concern as we are dependent on meeting the development milestones required to earn the additional US$2.16 million in development fees under the Collaboration Agreement with Joinstar or achieving profitable operations, the outcomes of which cannot be predicted at this time.

Cash flows from operations are generally impacted by our level of quarterly sales and our ability to manage operating expenses. However, increased quarter over quarter growth also requires additional working capital in the form of higher accounts receivable and greater inventory balances to meet the increased demand. We expect that we will have net negative cash flow from operations over the next several quarters, excluding development milestones from Joinstar, until our growth initiatives provide sufficient cash flow to cover internal operating expenses and provide the additional working capital required to support the growth. In addition, we continue to require cash for our contractual debt and other obligations outlined below. We believe that with our current level of financing and our expected level of operations, our cash and cash equivalents balances, including cash generated from operations and assuming projected progress on the Joinstar development project, will be sufficient to meet the anticipated cash requirements through the next twelve months. However, due to our history of losses, there is substantial doubt over our ability to continue as a going concern as we are dependent on meeting the development milestones required to earn the remaining US$2.16 million in development fees under the Collaboration Agreement with Joinstar or achieving profitable operations, the outcomes of which cannot be predicted at this time.

Ongoing Sources and Uses of Cash

Changes in Cash Flows

Changes in cash flows were as follows (in thousands):

For the Three Months Ended March 31,	2015	2014
Cash used in operating activities	(1,327)	(272)
Cash used in investing activities	(345)	(94)
Cash provided by/(used in) financing activities	(110)	1,457
Increase/(Decrease) in cash during the period	$(1,782)	$1,091

As at March 31, 2015, our cash and cash equivalents balance was $1.4 million. The decrease in our cash and cash equivalents during the three months ended March 31, 2015 was primarily the result of $1.3 million of cash used in operating activities and $345,000 used in investing activities described below.

Cash Used In Operating Activities

Cash used in operating activities during the three month period ended March 31, 2015 was $1.3 million versus the $272,000 of cash in the prior year. The net cash used in operating activities in 2015 was primarily the result of $702,000 of cash used in operations because our cash expenses exceeded our gross profit earned on our revenue. In addition, there was a net reduction in non-cash working capital of $625,000 related to operations consisting of the following (in thousands):

For the Three Months Ended March 31,	2015	2014
Trade receivables	(1,004)	472
Other receivables	(77)	62
Inventories	(443)	(114)
Prepaid expenses and other	(118)	(49)
Accounts payable and accrued liabilities	807	248
Deferred revenue	210	104
Total change in non-cash working capital	$(625)	$723

Explanations of the more significant net changes in working capital during the three month period ended March 31, 2015 are as follows:

●     Trade receivable balances increased from $702,000 to $1.7 million as a result of the timing of shipments during the quarter;

●     Inventory balances increased from $2.1 million to $2.5 million as a result of the stocking of inventory for expected sales to be made in the second quarter;

●     Accounts payable and accrued liabilities increased from $3.9 million to $4.7 million due to the timing of vendor payments and to increases in our estimated volume rebate payable as sales have increased; and

●     Deferred revenue increased from $873,000 to $1.1 million due to the timing of milestones received from our collaboration with Joinstar.

Cash Used in Investing Activities

Net cash used in investing activities for the three month period ended March 31, 2015 and 2014 was $345,000 and $94,000 respectively which represents cash that was used primarily for the purchase of manufacturing equipment to further automate our manufacturing process which we expect will reduce unit manufacturing costs.

Cash Provided by (Used in) Financing Activities

Net cash used in financing activities in the first quarter of 2015 is related to principal payments of our leasehold improvement allowance. The cash provided by financing activities in 2014 was the result of $1.6 million of debt proceeds received from SVB offset by $105,000 of deferred financing costs related to this debt and $99,000 of principal payments for the repayable leasehold improvement allowance.

Off-Balance-Sheet Arrangements

The Company does not have any off-balance sheet financing arrangements at March 31, 2015.

Tabular Disclosure of Contractual Obligations

There have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as contained in our Annual Report on Form 10K filed by the Company with the SEC on March 19, 2015.

Related Party Transactions

We have received US$1.28 million from Joinstar upon signing of the Technology Development Agreement and the Collaboration and Supply Agreements. These upfront payments are being recognized into income over the expected development period and for the three months ended March 31, 2015, $269,000. There was no such revenue in the same period last year.

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

Our significant accounting policies are discussed in Note 3, “Significant Accounting Policies,” to the consolidated financial statements included in Item 8 of our Annual Report on Form 10-K that we filed with the SEC on March 19, 2015. We believe that the following are our most critical accounting policies and estimates, each of which is critical to the portrayal of our financial condition and results of operations and requires our most difficult, subjective and complex judgments. Our management has reviewed our critical accounting policies and the related disclosures with the Audit Committee of our Board of Directors.

Inventories

Raw material, finished goods, and work in progress inventories are carried at the lower of actual cost, determined on a first-in first-out basis, and market value. Cost of finished goods and work in progress inventories includes direct materials, direct labor and applicable overhead. We write down our inventory balances for estimates of excess and obsolete amounts. These write-downs are recorded as a component of cost of sales. At the point of the write-down, a new, lower-cost basis for that inventory is established, and any subsequent improvements in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

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

See note 3, “Recent Accounting Pronouncements,” of the consolidated financial statements in Item 1 for information related to upcoming new accounting standards introduced by the FASB. We are evaluating the impact of these upcoming standards.

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

During the quarter ended March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses to date and we expect these losses to continue for the near future. As of March 31, 2015, we had an accumulated deficit of $121.4 million and have only generated positive cash flow from operations once, in the first quarter of 2013. Our existing cash resources, along with the additional cash milestones anticipated from the funded development from our collaboration agreement, may not be sufficient to fund operations for at least the next twelve months. In addition, we may not be able to successfully earn the development milestones in our collaboration agreement with Joinstar on a timely basis or at all. Accordingly, there is substantial doubt about our ability to continue as a going concern. We may need to seek additional financing to support our continued operations; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. In view of these conditions, our ability to continue as a going concern is dependent upon our ability to obtain such financing and, ultimately, on achieving profitable operations. The outcome of these matters cannot be predicted at this time. The consolidated financial statements for the three months ended March 31, 2015 do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should we be unable to continue in business. Such adjustments could be material. If we are unable to generate sufficient revenue, positive cash flow or earnings, or raise sufficient capital to maintain operations, we may not be able to continue operating our business and be forced to sell our Company or liquidate our assets.

We have evolved from a pure development company to a commercial enterprise but to date have realized minimal operating revenues from product sales. For the three months ended March 31, 2015 and 2014, we have a net loss of $1.1 million and $1.5 million respectively; however, excluding the non-cash unrealized loss or gain on revaluation of our warrant liability we have incurred adjusted losses of $1.2 million and $1.4 million respectively. We currently are not profitable and expect that operating losses could continue. Generating revenues and profits will depend significantly on our ability to obtain sufficient financing and to successfully develop, commercialize, manufacture and market our products. The time necessary to achieve market success for any individual product is uncertain. No assurance can be given that product development efforts will be successful, that required regulatory approvals can be obtained on a timely basis, if at all, or that approved products can be successfully manufactured or marketed. Consequently, we cannot assure that we will ever generate significant revenue or achieve or sustain profitability. As well, there can be no assurance that the costs and time required to complete commercialization will not exceed current estimates. We may also encounter difficulties or problems relating to research, development, manufacturing, distribution and marketing of our products. In the event that we are unable to generate adequate revenues, cash flow or earnings, to support our operations, or we are unable to raise sufficient capital to do so, we may be forced to cease operations and either sell our business or liquidate our assets.

We must increase sales of our products and/or decrease our expenses, or we may not be able to become profitable.

Our ability to achieve and maintain profitability will depend, in part, on our ability to increase our sales volumes. Increasing the sales volume of our products will depend upon, among other things, our ability to:

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

Our marketing strategy in both the environmental and the medical diagnostics markets depends significantly on our ability to establish and maintain arrangements with third party distributors for marketing and distribution. We have recently added new distributors in a number of markets, including China, and we plan to add additional new distributors in existing and new markets. There can be no assurance that we will be able to negotiate or maintain acceptable arrangements with new and/or existing distributors enabling us to sell our products in new and existing markets or be able to sell our products at acceptable prices or volumes. Consequently, we may not be able to generate sufficient revenue or gross margins to achieve and maintain profitability.

We rely on a limited number of third party distributors to market and sell our products in China.

In the first quarter of 2015, we granted Shanghai Elite exclusive distribution rights to all of China excluding Taiwan, Hong Kong and Macao Special Administration Region effective April 23, 2015. We cannot predict whether our new distributor will fully replace the sales previously provided by our former distributors, which would have an adverse impact on our business performance in future years, as was the case in the second and third quarters of 2013 and the first quarter of 2014.

A substantial portion of our business is in China where we have limited direct presence to closely monitor and understand the rapidly expanding market.

Approximately 73% of our product revenue derives from sales of our products through our distribution channel partners in China. China is a dynamic and rapidly evolving market for medical technology including the POC diagnostic testing market in which we compete. While we have established a direct presence in China via a Representative Office to allow us to better monitor and understand this market, there is no assurance that these activities will be effective and will enable us to anticipate changes in this market or may impact the relationships that we have with existing Chinese distributors which would materially and adversely impact our product sales in China. In addition, as mentioned above, we have granted exclusive national rights to China to Shanghai Elite.

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

In May 2007, we entered into an agreement to lease a multi-use, 46,000 square foot facility in Vancouver, British Columbia, Canada. Although we have recently brought our Reader manufacturing in-house, this facility, which we have occupied as our main operation center since 2008, is significantly larger than required for our near term production requirements. The excess space is difficult to sublease due to the current layout of the company’s manufacturing operations and the significant availability of space in other buildings in the local real estate market. In addition to rental payments for the facility, we are obligated to repay with interest over the next 8 years the $5.6 million balance due as of March 31, 2015 on the repayable leasehold improvement allowance.

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

Management is required to determine if material weaknesses exist in our internal control over financial reporting.

We are required to maintain internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes. If we fail to maintain effective internal controls over financial reporting and disclosure controls and procedures, our business and results of operations could be harmed, we may be unable to report properly or timely the results of our operations and investors may lose faith in the reliability of our financial statements. Ineffective internal control over financial reporting may also increase the risk of, or result in, fraud or misuse of our corporate assets. As a consequence, the market price of our securities may be harmed. In addition, our current or former officers, directors and employees, may be subject to investigation by the SEC or Canadian securities regulators, and civil or criminal sanctions, or shareholder lawsuits, any of which could result in a significant expense whether directly or indirectly through the Company’s statutory or contractual obligations to indemnify such persons, and require significant investments of management time, which may prevent management from focusing its efforts on our business operations.

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

As we operate in the biomedical industry, some of our products are subject to a wide variety of government regulation (federal, state, and municipal) within the United States, China and in other international jurisdictions. For example, Health Canada, the FDA, the CFDA and comparable regulatory agencies in other countries impose substantial pre-market approval requirements on the introduction of medical products, through lengthy and detailed clinical testing programs and other costly and time consuming procedures. Satisfaction of these requirements is expensive and can take a long period of time depending upon the type, complexity, and novelty of the product. All medical devices manufactured for sale in the United States and Canada, regardless of country of origin, must be manufactured in accordance with Good Manufacturing Practices specified in regulations under the Federal Food, Drug, and Cosmetic Act. These practices control the product design process as well as every phase of production from incoming receipt of raw materials, components, and subassemblies to product labeling, tracing of consignees after distribution, and follow-up and reporting of complaint information. Both before and after a product is commercialized, we have ongoing responsibilities under the regulations of Health Canada, the FDA, the CFDA and other agencies. Noncompliance with applicable laws and the requirements of Health Canada, the FDA, the CFDA and other agencies can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing clearances or approvals, and criminal prosecution. Health Canada, the FDA, the CFDA and other agencies have the authority to request recall, repair, replacement, or refund of the cost of any device manufactured or distributed by us. The FDA and CFDA also administer certain controls over the import and export of medical devices to and from the United States and China respectively. The U.S. Clinical Laboratory Improvement Acts of 1988 also affects our medical products. This law is intended to assure the quality and reliability of all medical testing in the United States regardless of where tests are performed. The regulations require laboratories performing clinical tests to meet specified standards in the areas of personnel qualification, administration, and participation in proficiency testing, patient test management, quality control, quality assurance, and inspections.

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

Healthcare reform bills that have been before the United States Congress and government officials in other countries contemplate changes in the structure, financing, and delivery of healthcare services. These and any future healthcare reforms may have a substantial impact on the operations of companies in the healthcare industry worldwide, including us. Such reforms could include product pricing restrictions, excise taxes, or additional regulations governing the usage of medical products. No assurances can be given that any such proposals, or other current, or future, legislation in the United States, or other countries, will not adversely affect our product development and commercialization efforts, results of operations, or financial condition. At this time, we are unaware of any recent legislation or pending legislative proposals that will materially negatively affect our business.

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

As of March 31, 2015, we had outstanding stock options to purchase an aggregate of 1,052,983 shares, at exercise prices between $0.88 and $8.20, warrants to purchase an aggregate of 5,067,134 shares at exercise prices between $1.00 and $3.58, and 84,952 restricted share units, which in total represents 39% of our fully diluted outstanding share capitalization at that date. To the extent that these outstanding options and warrants are exercised, considerable dilution to the interests of our shareholders will occur.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.      OTHER INFORMATION

None

ITEM 6.     EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference
3.1	Certificate of Incorporation dated August 20, 1980.	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 20-F for the year ended December 31, 2004, as filed on May 2, 2005.

3.2	Company Act Name Change dated October 15, 1991.	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 10-K for the year ended December 31, 2011 as filed on March 29, 2012.

3.3	Articles of the Company dated April 10, 1997.	Previously filed as an exhibit to, and incorporated herein by reference from, our Registration Statement on Form 20-F filed on February 4, 2004.

4.1	Escrow Agreement dated July 29, 2004.	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 20-F for the year ended December 31, 2004, as filed on May 2, 2005.

10.1	Second Amendment to International Distribution Agreement, by and between the Company and Shanghai Elite Bio Co., Ltd.	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8K as filed on February 10, 2015.

10.2	Collaboration Agreement, dated as of February 16, 2015, by and between the Company and Hangzhou Joinstar Biomedical Technology Co., Ltd.	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8K as filed on February 20, 2015

10.3	Supply Agreement, dated as of February 16, 2015, by and between the Company and Hangzhou Joinstar Biomedical Technology Co., Ltd.	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8K as filed on February 20, 2015.

31.1	CEO's Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934

31.2	CFO's Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934

32.1	CEO's Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350

32.2	CFO's Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350

101

The following materials from Response Biomedical Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) unaudited Consolidated Statements of Loss and Comprehensive Loss for the three months ended March 31, 2015 and 2014, (ii) unaudited Consolidated Balance Sheets as of March 31, 2015, (iii) audited Consolidated Balance Sheets as of December 31, 2014, (iv) unaudited Consolidated Statements of Shareholders’ Deficit as of March 31, 2015 (v) unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (vi) unaudited Notes to Consolidated Financial Statements

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Response Biomedical Corp.
(Registrant)

Date:	May 8, 2015	/s/ Dr. Anthony F. Holler
Dr. Anthony F. Holler
Interim Chief Executive Officer

Date:	May 8, 2015	/s/William J. Adams
William J. Adams
Chief Financial Officer