Form 10-Q
period 2015-06-30
RESPONSE BIOMEDICAL CORP
filed 2015-08-14
CIK 806888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,925,256 as of August 1, 2015.

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

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(EXPRESSED IN THOUSANDS OF CANADIAN DOLARS, EXCEPT SHARE DATA)

AS OF JUNE 31, 2015 AND DECEMBER 31, 2014 AND FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2015 AND 2014.

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED BALANCE SHEETS

[SEE NOTE 2 - BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTY]

(UNAUDITED)

(IN THOUSANDS OF CANADIAN DOLLARS)

	June 30, 2015	December 31, 2014
	$	$
ASSETS
Current
Cash and cash equivalents	1,586	3,221
Trade receivables, net	1,896	702
Other receivables	119	89
Inventories [note 5]	2,725	2,056
Prepaid expenses and other	167	183
Deferred debt financing costs - current portion	66	88
Total current assets	6,559	6,339
Deferred debt financing costs	18	45
Long-term prepaid expenses	93	93
Restricted deposits [note 8]	901	901
Property, plant and equipment	6,151	6,250
Total assets	13,722	13,628

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current
Accounts payable and accrued liabilities [note 6]	5,111	3,867
Term loan - current portion [note 7]	744	494
Lease inducements - current portion [note 8]	169	169
Repayable leasehold improvement allowance - current portion [note 8]	487	461
Deferred revenue	867	873
Warrant liability [notes 4 and 9]	1,344	1,249
Total current liabilities	8,722	7,113
Lease inducements [note 8]	1,112	1,197
Term loan [note 7]	706	1,004
Repayable leasehold improvement allowance [note 8]	4,958	5,208
	15,498	14,522
Commitments [note 11]
Shareholders' deficit
Common shares [note 9]	104,314	104,124
Additional paid-in capital [note 9]	15,271	15,241
Deficit	(121,361)	(120,259)
Total shareholders' deficit	(1,776)	(894)
Total liabilities and shareholders' deficit	13,722	13,628

See accompanying notes

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(IN THOUSANDS OF CANADIAN DOLLARS)

	Three Months Ended June 30,		Six Months Ended June 30
	2015	2014	2015	2014
	$	$	$	$
REVENUE
Product sales [note 12]	3,563	3,077	6,834	5,636
Collaborative revenue [note 10]	703		972
Total revenue	4,266	3,077	7,806	5,636

Cost of sales [notes 5, 9, and 11]	2,120	1,705	4,296	3,145
Gross profit	2,146	1,372	3,510	2,491

EXPENSES [notes 9 and 11]
Research and development	621	813	1,434	1,624
General and administrative	681	586	1,356	1,397
Sales and marketing	469	483	1,133	1,129
Total operating expenses	1,771	1,882	3,923	4,150

OTHER EXPENSES (INCOME)
Interest expense and amortization of deferred financing costs and debt discount [note 7]	225	226	460	423
Interest income	(2)	(4)	(5)	(9)
Other (income)/expense	(17)	15	5	32
Foreign exchange loss	21	4	134	8
Unrealized loss (gain) on revaluation of warrant liability [note 4]	150	(1,039)	95	(878)
Total other expenses (income)	377	(798)	689	(424)
Net income (loss) and comprehensive income (loss) for the period	(2)	288	(1,102)	(1,235)

Earnings (loss) per common share - basic [note 9]	(0.00)	0.04	(0.11)	(0.16)

Earnings (loss) per common share - diluted [note 9]	(0.00)	0.04	(0.11)	(0.16)

Weighted average number of common shares outstanding - basic [note 9]	9,889,028	7,944,235	9,832,274	7,912,580

Weighted average number of common shares outstanding - diluted [note 9]	9,889,028	8,023,175	9,832,274	7,912,580

See accompanying notes

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

(IN THOUSANDS OF CANADIAN DOLLARS, EXCEPT SHARE DATA)

	Common Stock Issued and Outstanding		Additional paid in capital	Deficit	Total Shareholders' Equity/(Deficit)
	# of shares	$	$	$	$
Balance at December 31, 2013	7,870,925	101,945	14,742	(118,169)	(1,482)
Net loss	-	-	-	(2,090)	(2,090)
Private placement, net of issue costs	1,800,000	2,024			2,024
Net shares issued upon conversion of restricted share units	88,635	155	(155)	-	-
Net warrants issued per terms of loan	-	-	113	-	113
Stock-based compensation expense	-	-	381	-	381
Restricted share units	-	-	160	-	160
Balance at December 31, 2014	9,759,560	104,124	15,241	(120,259)	(894)
Net loss	-	-	-	(1,102)	(1,102)
Net shares issued upon conversion of restricted share units	165,696	190	(190)	-	-
Stock-based compensation expense	-	-	105	-	105
Restricted share units	-	-	115	-	115
Balance at June 30, 2015	9,925,256	104,314	15,271	(121,361)	(1,776)

See accompanying notes

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN THOUSANDS OF CANADIAN DOLLARS)

Six Months Ended June 30,	2015	2014
OPERATING ACTIVITIES	$	$
Net loss for the period	(1,102)	(1,235)
Add (deduct) items not involving cash:
Depreciation of property, plant and equipment	505	491
Amortization of deferred lease inducements	(85)	(86)
Amortization of deferred financing costs	49	42
Amortization of discount on debt	29	14
Stock-based compensation	105	233
Unrealized loss (gain) on revaluation of warrant liability	95	(878)
Other non-cash items	118	(60)
Changes in non-cash working capital:
Trade receivables	(1,194)	166
Other receivables	(30)	77
Inventories	(669)	(324)
Prepaid expenses and other	16	(31)
Accounts payable and accrued liabilities	1,306	51
Deferred revenue	(6)	14
Cash used in operating activities	(863)	(1,526)

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(353)	(145)
Cash used in investing activities	(353)	(145)

FINANCING ACTIVITIES
Repayment of repayable leasehold improvement allowance	(224)	(201)
Repayment of term loan	(195)	0
Proceeds from term loan	0	1,661
Debt financing cost	0	(136)
Cash provided by (used in) financing activities	(419)	1,324

Decrease in cash and cash equivalents during the period	(1,635)	(347)
Cash and cash equivalents, beginning of period	3,221	2,958
Cash and cash equivalents, end of period	1,586	2,611

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

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.

During the six month period ended June 30, 2015, the Company has incurred a net loss of $1.1 million and negative cash flows from operations of $863,000. As of June 30, 2015, the Company had a cash balance of $1.6 million, an accumulated deficit of $121.4 million, a shareholders’ deficit of $1.8 million, and a negative working capital balance of $2.2 million. In addition, the Company has various operating leases and purchase commitments for inventory (refer to note 11). Included in current liabilities is a warrant liability in the amount of $1.3 million that is required to be measured at fair value. The potential settlement of these warrants would not have a cash impact as they may only be exercised on a net cashless basis. Without taking into account the warrant liability mentioned above, current liabilities exceed current assets by $819,000.

During the six month period ended June 30, 2015, the Company’s national distributor in China, appointed by the Company early this year, met its contractual minimums for purchases of products from the Company. Sales to this distributor represented approximately 70% of product sales in the first half of this year. However, the national distributor recently indicated that it has built up inventory at a higher rate than its current sales to end-users. The national distributor may have sufficient inventory to support its expected sales in the short term and consequently, may make significantly lower, or possibly no, purchases from the Company during the third quarter of 2015. No returns of the products purchased by the national distributor are either expected or permitted under the terms of its distribution agreement.

As a result, in order to address the resulting expected sharp, temporary decline in our shipments to this China distributor and thus a projected decline in total product sales in the third quarter, the Company has implemented several cash conservation and cost reduction initiatives to extend its available cash resources. In addition, the Company is also seeking additional financing alternatives. While the Company is pursuing these various initiatives, there is no assurance that these efforts will be sufficient to fund the Company’s operations or that the downturn in sales will be temporary.

The ability of the Company to continue as a going concern is uncertain and dependent on the Company’s ability to obtain additional financing and/or achieve cash flow positive operations. Management has, thus far, financed the operations through a series of equity financings, debt financing, and collaborative arrangements. On October 15, 2014, the Company entered into a funded Technology Development Agreement and on February 16, 2015, a Collaboration Agreement with Hangzhou Joinstar Biomedical Technology Co. Ltd. (“Joinstar”) to support the co-development by Response and Joinstar of components and multiple assays that will run on a high throughput rapid immunoassay analyzer developed by Joinstar. Under the terms of the agreements, Response has received milestones totaling US$1.64 million to date and is eligible to receive a further US$2.16 million in development milestones over the remaining planned nine month project period. In conjunction with the signing of the Collaborative Agreement, Response and Joinstar entered into a definitive Supply Agreement whereby Response will provide certain materials required for Joinstar to manufacture and sell the developed assays specifically to run on their analyzer. Under the terms of the Supply Agreement, Response is eligible to receive a guaranteed US$1.78 million in revenue-based payments over the first five years of commercialization of the co-developed assays.

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

Management believes that, with a combination of some or all of the various cost reduction, cash conservation, sales and marketing, and, if necessary, financing initiatives, and with the targeted execution under the Joinstar Agreements, based on the current level of operations and excluding out of the ordinary cash management measures, the Company’s cash and cash equivalent balances, including cash generated from operations, will be sufficient to meet the anticipated cash requirements through the next twelve months. However, due to the Company’s history of losses, there is substantial doubt over the Company’s ability to continue as a going concern as it is dependent on meeting the development milestones required to earn the additional US$2.16 million in development fees under the Collaboration Agreement with Joinstar, achieving profitable operations, or obtaining additional financing, the outcomes of which cannot be predicted at this time. The consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. Such adjustments could be material.

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

The fair value hierarchy level at which a financial instrument is categorized is determined on the basis of the lowest level input that is significant to the fair value measurement (in thousands):

Financial Instruments carried at fair value as of June 30, 2015

	Level 1	Level 2	Level 3	Total
Liabilities	$	$	$	$
Warrant Liability	-	-	1,344	1,344

As of June 30, 2015, the warrant liability is recorded at its fair value of $1.3 million. The Company reassesses the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, contractual term of the warrant, and risk-free interest rate (refer to note 9[g]). The computation of expected volatility was based on the historical volatility of the Company’s stock. A small change in the estimates used in the Black-Scholes pricing model may have a relatively large change in the estimated valuation of the common stock warrants.

The following table presents the changes in fair value of the Company’s total Level 3 financial liabilities for the six month period ended June 30, 2015 (in thousands):

	Balance at December 31, 2014	Unrealized loss	Exercise of Warrants	Balance at June 30, 2015
Warrant Liability	1,249	95	-	1,344

Quantitative information about unobservable inputs used in Level 3 fair value measurements is presented below:

	Valuation Technique	Unobservable Input	As at June 30, 2015	As at December 31 , 2014
Warrant Liability	Option Model	Stock Price Volatility	100%	106%

A 5% increase or decrease in stock price volatility would cause an approximate corresponding $90,000 increase or decrease to the Warrant Liability ($82,000 – December 31, 2014).

5. INVENTORIES

Inventories are comprised of the following (in thousands):

	June 30, 2015	December 31, 2014
	$	$
Raw materials	1,426	1,212
Work in progress	742	309
Finished goods	557	535
	2,725	2,056

The carrying value of inventory as of June 30, 2015 includes a write-down and a provision for expired, obsolete, and damaged inventory in the amount of $95,000 [December 31, 2014 - $135,000]. For the three and six month period ended June 30, 2015, inventory write-downs and obsolescence charges were $47,000 and $128,000 [2014 - $57,000 and $122,000].

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities comprise (in thousands):

	June 30, 2015	December 31, 2014
	$	$
Trade accounts payable	2,187	1,624
Employee related accounts payable and accrued liabilities	1,221	1,307
Royalties	287	287
Other accrued liabilities	1,416	649
	5,111	3,867

Accounts payable and accrued liabilities include $68,000 of additions to property, plant, and equipment as at June 30, 2015. This amount has been excluded from cash used in investing activities on the consolidated statements of cash flows for the six months ended June 30, 2015 as the cash had not been disbursed. Consequently, it has also been excluded from cash used in operating activities.

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

Amortization of the deferred financing costs for the three and six month periods ended June 30, 2015 were $24,000 and $50,000 (2014 – $29,000 and $42,000) and amortization of the debt discount for the three and six month periods ended June 30, 2015 was $14,000 and $29,000 (2014 – $9,000 and $14,000). Both of these amounts are included in interest expense and amortization of deferred financing costs and debt discount on the consolidated statements of income (loss) and comprehensive income (loss).

The term loan is comprised of the following amounts (in thousands):

	June 30, 2015	December 31, 2014
	$	$
Current portion of term loan	783	546
Current portion of unamortized debt discount	(39)	(52)
Current portion of long-term debt, net debt discount	744	494

Long-term portion of term loan	717	1,031
Long-term portion of unamortized debt discount	(11)	(27)
Long-term of long-term debt, net debt discount	706	1,004
Total	1,450	1,498

Future principal payments for the term loan as of June 30, 2015, are as follows (in thousands):

June 30,	$
2016	783
2017	717
Total	1,500

8. LEASE INDUCEMENTS

Lease agreements entered into by the Company for its offices provides for lease inducements to be provided by the landlord to the Company, which are summarized as follows (in thousands):

	June 30, 2015	December 31, 2014
	$	$
Current Portion
Rent-free inducement [i]	55	54
Non-repayable leasehold improvement allowance [ii]	114	115
	169	169
Repayable leasehold improvement allowance [iii]	487	461
Total Current Portion	656	630

Long-Term Portion
Rent-free inducement [i]	357	385
Non-repayable leasehold improvement allowance [ii]	755	812
	1,112	1,197
Repayable leasehold improvement allowance [iii]	4,958	5,208
Total Long-Term Portion	6,070	6,405
Total	6,726	7,035

The lease inducements disclosed on the consolidated balance sheets as a result of these benefits is comprised of the following:

[i]     In 2007, the Company entered into a long-term facility lease agreement that included an eight and one half month rent-free period from May 17, 2007 to February 1, 2008. The lease inducement benefit arising from the rent-free period is being amortized on a straight-line basis over the term of the operating lease as a reduction to rental expense. Amortization expense for the three and six month periods ended June 30, 2015 amounted to $13,000 and $27,000 [2014 - $13,000 and $27,000].

[ii]     The Company received a non-repayable allowance for an amount of $1.7 million for expenditures related to general upgrades to the facility. The lease inducement benefit arising from the non-repayable leasehold improvement allowance is being amortized on a straight-line basis over the balance of the term of the lease beginning April 1, 2008 as a reduction to rental expense. Amortization expense for the three and six month periods ended June 30, 2015 amounted to $29,000 and $58,000 [2014 - $28,000 and $57,000].

[iii]     The Company received a repayable leasehold improvement for an amount of $7.8 million used for additional improvements to the facility. This lease inducement is being repaid over the term of the operating lease commencing February 1, 2008 at approximately $89,000 per month including interest calculated at an interest rate negotiated between the Company and the landlord. Principal repayments for the three and six month periods ended June 30, 2015 amounted to $114,000 and $224,000 [2014 - $102,000 and $201,000]. Interest payments for the three and six month periods ended June 30, 2015 amounted to $152,000 and $307,000 [2014 - $164,000 and $330,000].

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

Of the 1,985,051 stock options authorized for grant under the 2008 Plan as at June 30, 2015, options for 1,333,835 shares were outstanding and 651,216 stock options were available for future grant.

The following assumptions were used to estimate the fair value of options granted during the six month period ended June 30, 2015, and 2014 using a Black-Scholes option-pricing model:

Six Months Ended June 30,	2015	2014
Risk-free interest rates	1.31%	2.05%
Expected dividend yield	0%	0%
Expected life (in years)	5.78	5.86
Expected volatility	121%	126%
Fair value per stock option	$0.67	$1.31

The expected volatility reflects the assumption that the historical volatility of common stock of the Company over a period similar to the expected life of the options is indicative of future trends. The Company estimates the risk-free interest rate using the Bank of Canada bond yield with a remaining term equal to the expected life of the option. The Company uses the simplified method for estimating the stock option term for stock option grants during the six month period ended June 30, 2015 as the Company has determined that the stock options are “plain vanilla” and historical share option exercises do not apply as the vesting term and contractual lives have significantly changed from those stock options exercised previously.

At June 30, 2015, the following stock options were outstanding:

Range of exercise price			Number of shares under option	Weighted average remaining contractual life	Weighted average exercise price	Number of options currently exercisable	Weighted average exercise price
		$	#	(years)	$	#	$
0.72	-	0.92	519,433	9.78	0.79	-	-
1.02	-	1.60	259,592	8.03	1.48	160,388	1.45
		2.20	386,361	6.79	2.20	361,414	2.20
3.00	-	3.10	166,625	7.72	3.09	154,422	3.10
6.80	-	8.20	1,824	0.62	7.70	1,824	7.70
0.72	-	8.20	1,333,835	8.30	1.63	678,048	2.24

The options expire at various dates from December 1, 2015 to May 19, 2025.

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of optioned	Weighted average
	common shares	exercise price
	#	$
Balance, December 31, 2014	1,007,629	1.99
Options granted	449,743	0.78
Options forfeited	(123,537)	1.47
Balance, June 30, 2015	1,333,835	1.63

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

	Number	Weighted average
	of RSUs	exercise price
	#	$
Balance, December 31, 2014	136,348	1.39
RSUs granted	141,837	0.81
RSUs converted to common shares	(165,696)	(1.15)
Balance, June 30, 2015	112,489	1.02

The restricted share units that were granted during the six month period ended June 30, 2015 were to settle a director compensation liability that was recorded in accounts payable and accrued liabilities. The $115,000 liability has been excluded from the change in accounts payable and accrued liabilities on the consolidated statement of cash flows.

Of the 248,131 RSUs authorized for grant under the RSU Plan as at June 30, 2015, 135,642 RSUs are available for grant.

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

Of the 248,131 DSUs authorized for grant under the DSU Plan as at June 30, 2015, all are available for grant.

[f]     Stock-based compensation

The following table shows stock-based compensation allocated by type of cost (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30
	2015	2014	2015	2014
	$	$	$	$
Cost of sales	9	9	17	18
Research and development	11	11	22	23
General and administrative	27	50	50	169
Sales and marketing	3	12	16	23
	50	82	105	233

As of June 30, 2015, the total unrecognized compensation related to stock options granted amounts to $634,000, which is expected to be recognized over a weighted average service period of 2.37 years.

[g]     Common share purchase warrants

At June 30, 2015, there were 86,865,691 warrants outstanding to purchase shares of common stock, with expiry dates ranging from November 7, 2015 to December 15, 2024. Of the total 86,865,691 warrants outstanding, 86,103,744 warrants (the warrants related to the 2011 financing) entitle the holder thereof to purchase 1/20th of a common share of the Company at a price of $1.461 per whole common share; 636,557 warrants (the private placement warrants) entitle the holder thereof to purchase one common share of the Company at a price of $3.58 per common share; 17,689 warrants (the agent warrants) entitle the holder thereof to purchase one common share of the Company at a price of $2.45 per common share, 52,796 warrants entitle the holder thereof to purchase one common share of the Company at a price of $1.831 per common share, and 54,905 warrants entitle the holder thereof to purchase one common share of the Company at a price of $1.00 per common share.

There have been no common share purchase warrant transactions during the six months ended June 30, 2015.

The estimated fair value of the warrants related to the 2011 financing is reassessed at each balance sheet date using the Black-Scholes option pricing model. The following assumptions were used to value the warrants on the following balance sheet dates:

As at June 30,	2015	2014
Risk-free interest rates	0.49%	1.09%
Expected dividend yield	0%	0%
Expected life (in years)	1.5	2.5
Expected volatility	100%	124%
Fair value of warrant	$0.0156	$0.0508

[h]     Earnings per common share

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted earnings (loss) per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	$	$	$	$
Numerator:
Net income (loss) available to common shareholders	$(2)	$288	$(1,102)	$(1,235)
Denominator:
Weighted average number of common shares outstanding - basic	9,889,028	7,944,235	9,832,274	7,912,580
Weighted average effect of dilutive securities:
RSUs	-	72,896	-	-
Stock options	-	6,044	-	-
Weighted average number of common shares outstanding - diluted	9,889,028	8,023,175	9,832,274	7,912,580

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

86,865,691 warrants, 1,333,835 stock options and 112,489 restricted share units have been excluded from the computation of diluted earnings per share for the three month period ended June 30, 2015 as the Company has incurred a net loss during the period and their inclusion would be anti-dilutive to the loss per share (2014 – 86,810,786 warrants and 1,422,632 stock options were excluded). 86,865,691 warrants, 1,333,835 stock options and 112,489 restricted share units have been excluded from the computation of diluted earnings per share for the six month period ended June 30, 2015 as the Company has incurred a net loss during the period and their inclusion would be anti-dilutive to the loss per share (2014 – 86,810,786 warrants, 1,455,362 stock options, and 72,896 RSUs were excluded).

10. RELATED PARTY TRANSACTIONS

The Company received US$1.28 million from Joinstar upon signing of the Technology Development Agreement and Collaboration Agreement. These upfront payments are being recognized into income over the expected development period and for the three and six month periods ended June 30, 2015, $246,000 and $515,000 was recognized (2014 – nil). These development fees are included under collaborative revenue in the consolidated statements of income (loss) and comprehensive income (loss). The unrecognized portion of the development fees are included under deferred revenue on the consolidated balance sheet.

In addition, the Company received US $360,000 upon achieving the third milestone under the Collaboration Agreement with Joinstar during the three month period ended June 30, 2015. For the three and six month periods ended June 30, 2015, $457,000 (2014 – nil) was included under collaborative revenue in the consolidated statements of income (loss) and comprehensive income (loss).

11. COMMITMENTS

[a]     License agreements

The Company entered into a non-exclusive license agreement, effective July 2005, as amended June 2008, to use and sublicense certain technology (“Technology”) for one of the Company’s cardiac tests. In consideration for these rights, the Company paid a non-refundable license issuance fee of $2.0 million in the first two years after execution of the agreement and is required to pay quarterly royalties on the sale of products that incorporate the Technology. For the three and six month periods ended June 30, 2015, the Company incurred an expense of $248,000 and $465,000 [2014 - $157,000 and $274,000] for royalties. Royalty and license fees incurred are included in cost of sales.

[b]     Supply agreement

The Company entered into a supply agreement, effective September 2003 for certain reagents for the Company’s RAMP® West Nile Virus Test. In addition to paying for the reagent purchased, the Company is required to pay the supplier semi-annual royalties equal to 10% of net revenue generated from the sale of the Company’s RAMP® West Nile Virus Test. The initial term of the agreement was three years from the effective date and is automatically renewed for successive periods of one year until either party terminates the agreement. For the three and six month periods ended June 30, 2015, the Company incurred an expense of $27,000 and $35,000 [2014 – $31,000 for both periods] for royalties to the supplier. These royalties are included in cost of sales.

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

[ii]     The Company entered into a lease agreement for office space for our Shanghai representative office that expires on September 9, 2015. The lease agreement has been extended to December 9, 2015. The Company is required to make monthly payments of approximately $8,000 for base rent and management fees under the lease agreement.

[iii]     The Company has entered into operating leases for administrative equipment.

For the three and six month periods ended June 30, 2015, $211,000 and $406,000 [2014 - $203,000 and $389,000] was incurred for expenses related to base rent, administrative and management fees and estimated property taxes offset by amortization of both the rent-free inducement [note 8[i]] and non-repayable leasehold improvement allowance [note 8[ii]]. These expenses are allocated to cost of sales, research and development, general and administrative, and sales and marketing expenses.

[d]     Purchase Commitments

As at June 30, 2015, the Company has outstanding purchase commitments of $3.0 million to purchase inventory and capital equipment over the next five years of which $2.0 million will be completed during the remaining six months of 2015.

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

Customers that represent a concentration risk are those whose outstanding receivable is 10% or greater than the total balance or those customers who represent 10% or greater of our total revenue. For the three month period ended June 30, 2015, $2.5 (70%) in product sales was generated from one customer [2014 - $2.2 million (72%) from four customers of which one customer represented 23%, two customers each represented 19%, and the other customer 11%]. For the six month period ended June 30, 2015, $4.8 million (71%) in product sales was generated from one customer [2014 - $4.0 million (71%) from four customers of which one customer represented 29%, one customer represented 21%, one customer represented 11%, and the other customer 10%].

Product sales by customer location were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30
	2015	2014	2015	2014
	$	$	$	$
China	2,545	1,882	4,923	3,407
United States	432	521	686	731
Europe	204	284	404	712
Asia (excluding China)	127	127	279	282
Canada	17	6	24	10
Other	238	257	518	494
Total	3,563	3,077	6,834	5,636

Product sales by type of product were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30
	2015	2014	2015	2014
	$	$	$	$
Cardiovascular	3,143	2,609	6,232	5,047
Infectious Diseases	1	3	50	72
Biodefense products	144	131	199	175
West Nile Virus (Environmental)	275	334	353	342
Total	3,563	3,077	6,834	5,636

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

We generally operate with a limited order backlog because our products are typically shipped shortly after orders are received. Product sales in any quarter are generally dependent on orders booked and shipped in that quarter. Our sales for any future periods are not predictable with a significant degree of certainty, and may depend on a number of factors outside of our control, including but not limited to the performance of our distributors including their inventory or timing considerations, their changing local competitive and/or reimbursement environments, and/or their ability or failure to meet minimum purchase commitments. As a result, any revenue shortfall would negatively affect our operating results and financial condition. In addition, our sales may be adversely impacted by pricing pressure and new product offerings from competitors. Our ability to be consistently profitable will depend, in part, on our ability to increase the sales volumes of our products, improve our gross margins, control our expenses and to successfully compete with other competitors. In addition, individual shipments to our largest distributors are sometimes very large—up to 70% of a quarter’s revenue may be in a single shipment. Timing of these large shipments can have a large impact on individual quarter revenues. Our financial performance from quarter to quarter may vary substantially based on timing of one or two large shipments. As a result of the foregoing, we believe that period to period comparisons of our quarterly results of operations are not necessarily meaningful indicators of future results.

Our national distributor in China, appointed by the Company early this year, met its contractual minimums in each of the first two quarters of 2015. Our shipments to this distributor represented 70% of our revenues in the first half of this year. However, as a new national distributor still in the process of expanding into additional territories within China and determining end-user buying patterns, the national distributor recently indicated that it has built up inventory at a higher rate than its current sales to end-users. Consequently, the distributor may have sufficient inventory to support its expected sales in the short term and consequently may make significantly lower or possibly no purchases from us during the third quarter of 2015.

In order to address the resulting expected sharp, temporary decline in our shipments to this China distributor and thus our projected decline in total product revenues in Q3 2015, we have implemented several cash conservation and cost reduction initiatives to extend our available cash resources. These actions include selected staff layoffs and work-sharing programs, reductions in discretionary spending, and additional efforts to sell inventory accumulated late in the second quarter in anticipation of Q3 sales in China. In parallel, our new China General Manager is now actively engaged in expanding our sales and marketing activities in China working with our distributor. As a further step to strengthen our financial position, the Company is also seeking additional financing alternatives. While the Company is pursuing these various initiatives, there is no assurance that these efforts will be sufficient to fund the Company’s operations or that the downturn in sales will be temporary.

We have thus far financed our operations through a series of equity financings, debt financing, and collaborative arrangements. On October 15, 2014, we entered into a funded Technology Development Agreement and on February 16, 2015, a Collaboration Agreement with Hangzhou Joinstar Biomedical Technology Co. Ltd. (“Joinstar”) to support the co-development by Response and Joinstar of components and multiple assays that will run on a high throughput rapid immunoassay analyzer developed by Joinstar. Under the terms of the agreements, we have received milestones totaling US$1.64 million to date and are eligible to receive a further US$2.16 million in development milestones over the remaining planned nine month project period. In conjunction with the signing of the Collaborative Agreement, we entered into a definitive Supply Agreement with Joinstar whereby we will provide certain materials required for Joinstar to manufacture and sell the developed assays specifically to run on their analyzer. Under the terms of the Supply Agreement, we are eligible to receive a guaranteed US$1.78 million in revenue-based payments over the first five years of commercialization of the co-developed assays.

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

We believe that with a combination of some or all of the various cost reduction, cash conservation, sales and marketing, and, if necessary, financing initiatives and with the targeted execution under the Joinstar Agreements, based on the projected level of operations, our cash and cash equivalent balances, including cash generated from operations, will be sufficient to meet our anticipated cash requirements through the next twelve months. However, due to our history of losses, the challenges of our sales activities in our China market and uncertain success of our various cost, cash, and financing efforts, there is substantial doubt over our ability to continue as a going concern as we are dependent on meeting the development milestones required to earn the additional US$2.16 million in development fees under the Collaboration Agreement with Joinstar, achieving profitable operations, and/or additional financings, the outcomes of which cannot be predicted at this time. In the event that we are unable to generate adequate revenues, cash flow or earnings, to support our operations, or we are unable to raise sufficient capital to do so, we may be forced to cease operations and either sell our business or liquidate our assets.

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

●	On May 19, 2015, we announced that Dr. Barbara Kinnaird, Ph.D. was promoted to Chief Executive Officer.
●

On August 6, 2015, following a successful search process we have hired Julius Wu as our new General Manager for China. We believe this individual has the background and experience to expand our sales in China—the key market today for Response representing 72% of first half 2015 sales and 64% of 2014 calendar year revenues respectively.

RESULTS OF OPERATIONS

For the three month periods ended June 30, 2015 and 2014:

REVENUES, COST OF GOODS SOLD AND GROSS MARGIN (IN THOUSANDS)

	Three Months Ended June 30,		Change 2014 to 2015
	2015	2014	Increase / (Decrease)	Percent Change
Product Sales	3,563	3,077	486	16%
Collaborative revenue	703	-	703	100%
Total revenue	4,266	3,077	1,189	39%
Cost of sales	2,120	1,705	415	24%
Gross profit	$2,146	$1,372	$774	56%
Gross margin on product sales	40.5%	44.6%

Product Sales

Product sales increased 16%, or $0.5 million, during the three month period ended June 30, 2015 as compared to June 30, 2014. The change is due to an increase in Cardiovascular test sales —particularly in China. Our national distributor in China met its contractual minimums in each of the first two quarters of 2015 representing approximately 71% of sales in the second quarter of 2015. However, as a new national distributor still in the process of expanding into additional territories within China and determining end-user buying patterns, the national distributor recently indicated that it has built up inventory at a higher rate than its current sales to end-users. Consequently, the distributor may have sufficient inventory to support its expected sales in the short term and consequently may make significantly less, or possibly no, purchases from us during the third quarter of 2015.

Collaborative Revenue

Collaborative revenue was $0.7 million during the three month period ended June 30, 2015. This revenue represents the recognition of the initial payments received from Joinstar in the fourth quarter of 2014 and first quarter of 2015 and the recognition of the third milestone achieved under the Collaboration agreement with Joinstar. There was no such revenue during the three month period ended June 30, 2014.

Gross Profit

Gross profit increased 56% during the three month period ended June 30, 2015 in comparison to the same period in 2014. Excluding the collaborative revenue, gross profit increased 5%, or $71,000. Gross margin on product sales decreased by 4.1 percentage points due to the following factors:

●	Increased cardiovascular sales in China which are sold at relatively lower margins;
●	A temporary increase in manufacturing overhead costs as a result of an increase in production; and
●	Inflation and foreign exchange fluctuations from an appreciated US dollar relative to the Canadian dollar during the quarter;

OPERATING EXPENSES (IN THOUSANDS)

	Three Months Ended June 30,		Change 2014 to 2015
	2015	2014	Increase / (Decrease)	Percent Change
Research and development	621	813	(192)	(24%)
General and administrative	681	586	95	16%
Sales and marketing	469	483	(14)	(3%)
Total Operating Expenses	$1,771	$1,882	$(111)	(6%)

Research and Development Expenses

Research and development expenses decreased by 24%, or $192,000, during the three month period ended June 30, 2015 in comparison to the same period ended June 30, 2014. This was the result of lower clinical and regulatory costs associated with the timing of clinical and regulatory work being done in 2015 in relation to the prior year.

General and Administrative Expenses

General and administrative expenses increased by 16%, or $95,000, during the three month period ended June 30, 2015 in comparison to the same period ended June 30, 2014. The increase is primarily due to the timing of legal costs and increased personnel costs.

Sales and Marketing Expenses

Sales and marketing expenses decreased by 3%, or $14,000, during the three month period ended June 30, 2015 in comparison to the same period ended June 30, 2014. The decrease is primarily due to decreased salary and wages during the period as the result of a lower headcount partially offset by recruiting costs for our new General Manager in China.

OTHER EXPENSES (INCOME), NET (IN THOUSANDS)

	Three Months Ended June 30,		Change 2014 to 2015
	2015	2014	Increase / (Decrease)	Percent Change
Interest expense and amortization of deferred financing costs and debt discount	225	226	(1)	(0%)
Interest income	(2)	(4)	2	(50%)
Other (income)/expense	(17)	15	(32)	100%
Foreign exchange loss	21	4	17	425%
Unrealized loss (gain) on revaluation of warrant liability	150	(1,039)	1,189	(114%)
Total Other Expenses (Income)	$377	$(798)	$1,175	(147%)

Interest Expense and Amortization of Deferred Financing Costs and Debt Discount

Interest expenses and amortization of deferred financing costs and debt discount remained relatively unchanged during the three month period ended June 30, 2015 compared to the same period ended June 30, 2014 as the decrease in principal was offset by an appreciated US dollar resulting in a higher interest expense.

Unrealized (Gain) Loss on Revaluation of Warrant Liability

The unrealized gain on revaluation of the warrant liability is solely due to the mark-to-market revaluation each reporting period of the outstanding warrants, issued during our 2011 rights offering. The fair market value increased from March 31, 2015 resulting in an unrealized loss of $150,000. The fair market value is calculated using a Black-Scholes model with inputs for volatility, risk free interest rate, and expected life of the warrants. The primary reason for the increase in the value of the liability is the increase in the share price of our stock during the period from $0.80 to $0.92. A small change in the estimates used in the Black-Scholes pricing model may have a relatively large change in the estimated valuation of the common stock warrants.

For the six month periods ended June 30, 2015 and 2014:

REVENUES, COST OF GOODS SOLD AND GROSS MARGIN (IN THOUSANDS)

	Six Months Ended June 30,		Change 2014 to 2015
	2015	2014	Increase / (Decrease)	Percent Change
Product Sales	6,834	5,636	1,198	21%
Collaborative revenue	972	-	972	100%
Total revenue	7,806	5,636	2,170	39%
Cost of sales	4,296	3,145	1,151	37%
Gross profit	$3,510	$2,491	$1,019	41%
Gross margin on product sales	37.1%	44.2%

Product Sales

Product sales increased 21%, or $1.2 million, during the six month period ended June 30, 2015 as compared to June 30, 2014. The change is due to an increase of 23%, or $1.2 million, in instrument and Cardiovascular test sales —particularly in China. Our national distributor in China met its contractual minimums in each of the first two quarters of 2015 representing approximately 72% of sales in the first half of 2015. However, as a new national distributor still in the process of expanding into additional territories within China and determining end-user buying patterns, the national distributor recently indicated that it has built up inventory at a higher rate than its current sales to end-users. Consequently, the distributor may have sufficient inventory to support its expected sales in the short term and consequently may make significantly less, or possibly no, purchases from us during the third quarter of 2015.

Collaborative Revenue

Collaborative revenue was $1.0 million during the six month period ended June 30, 2015. This revenue represents the recognition of the initial payments received from Joinstar in the fourth quarter of 2014 and first quarter of 2015 and the recognition of the third milestone achieved under the Collaboration agreement with Joinstar. There was no such revenue during the six month period ended June 30, 2014.

Gross Profit

Gross profit increased 41% during the six month period ended June 30, 2015 in comparison to the same period in 2014. Excluding the collaborative revenue, gross profit increased 2%, or $47,000. Gross margin on product sales decreased by 7.1 percentage points due to the following factors:

●	A significant increase in promotional reader placement programs intended to increase our customer base and stimulate future test sales growth;
●	An increase in our estimated product warranties;
●	An increase in the estimated volume rebate earned by our largest distributor;
●	A temporary increase in manufacturing overhead costs as a result of an increase in production; and
●	Inflation and foreign exchange fluctuations from an appreciated US dollar relative to the Canadian dollar during the first half of 2015;

OPERATING EXPENSES (IN THOUSANDS)

	Six Months Ended June 30,		Change 2014 to 2015
	2015	2014	Increase / (Decrease)	Percent Change
Research and development	1,434	1,624	(190)	(12%	)
General and administrative	1,356	1,397	(41)	(3%	)
Sales and marketing	1,133	1,129	4	0%
Total Operating Expenses	$3,923	$4,150	$(227)	(5%	)

Research and Development Expenses

Research and development expenses decreased by 12%, or $190,000, during the six month period ended June 30, 2015 in comparison to the same period ended June 30, 2014. This was the result of lower professional and development costs associated with the timing of clinical and regulatory work being done in 2015, offset by higher salaries and wages due to increased staffing for the collaboration with Joinstar.

General and Administrative Expenses

General and administrative expenses decreased by 3%, or $41,000, during the six month period ended June 30, 2015 in comparison to the same period ended June 30, 2014. The decrease is primarily due to decreased stock based compensation and salaries and wages as a result of the resignation of our former CEO in the third quarter of 2014.

Sales and Marketing Expenses

Sales and marketing expenses remained relatively unchanged during the six month period ended June 30, 2015 in comparison to the same period ended June 30, 2014. This was primarily due to increased legal costs related to the supply agreement with Joinstar offset by lower salaries and wages as a result of the resignation of our former Senior Vice President of Sales in the third quarter of 2014 and our General Manager in China at the end of the first quarter of 2015. These were partially offset by recruiting costs for our new General Manager in China.

OTHER EXPENSES (INCOME), NET (THOUSANDS)

	Six Months Ended June 30,		Change 2014 to 2015
	2015	2014	Increase / (Decrease)	Percent Change
Interest expense and amortization of deferred financing costs and debt discount	460	423	37	9%
Interest income	(5)	(9)	4	(44%)
Other (income)/expense	5	32	(27)	(84%)
Foreign exchange loss	134	8	126	1575%
Unrealized loss (gain) on revaluation of warrant liability	95	(878)	973	(111%)
Total Other Expenses (Income)	$689	$(424)	$1,113	(263%)

Interest Expense and Amortization of Deferred Financing Costs and Debt Discount

Interest expenses and amortization of deferred financing costs and debt discount increased by 9%, or $37,000, during the six month period ended June 30, 2015 compared to the same period ended June 30, 2014. The increase is primarily due to the interest and amortization costs related to the SVB debt, offset by a decrease in interest paid on the repayable leasehold improvement allowance as a result of a decrease in principal in 2015 versus 2014.

Foreign Exchange Loss

Foreign exchange loss increased by $126,000 during the six month period ended June 30, 2015 compared to the same period ended June 30, 2014. Foreign exchange gains and losses are largely due to U.S. dollar balances of cash and cash equivalents, accounts receivable, accounts payable and SVB debt affected by the fluctuations in the value of the U.S. dollar as compared to the Canadian dollar. The increase in the loss is due to the appreciation of the U.S. dollar in 2015 versus 2014 on our net US dollar liabilities.

Unrealized (Gain) Loss on Revaluation of Warrant Liability

The unrealized gain on revaluation of the warrant liability is solely due to the mark-to-market revaluation each reporting period of the outstanding warrants, issued during our 2011 rights offering. The fair market value increased from December 31, 2014 resulting in an unrealized loss of $95,000. The fair market value is calculated using a Black-Scholes model with inputs for volatility, risk free interest rate, and expected life of the warrants. The primary reason for the increase in the value of the liability is the increase in the share price in comparison to December 31, 2014. A small change in the estimates used in the Black-Scholes pricing model may have a relatively large change in the estimated valuation of the common stock warrants.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents and working capital at June 30, 2015, and December 31, 2014 were as follows (in thousands):

As at,	June 30, 2015	December 31, 2014
Cash and cash equivalents	$1,586	$3,221
Percentage of total assets	11%	24%
Working capital	$(2,163)	$(774)
Warrant liability	$1,344	$1,249
Working capital, excluding Warrant liability	$(819)	$475

As at June 30, 2015, the Company had a negative working capital balance. Included in current liabilities is a warrant liability that is required to be measured at fair value and is presented as a current liability in accordance with ASC 815. Each warrant may only be exercised on a net cashless exercise basis and no warrant may be exercised at a time when the exercise price equals or exceeds the current market price. As a result, the potential settlement of any warrant does not require any cash disbursement. Without taking into account the warrant liability mentioned above, the Company’s working capital as at June 30, 2015 is negative $819,000 (December 31, 2014 – positive $475,000). The decrease of $1.3 million during the six months ended June 30, 2015 is primarily due to the cash used in operating and investing activities as described below.

FINANCIAL CONDITION

We have financed our operations primarily through equity and debt financings. As of June 30, 2015, the Company has raised approximately $107.8 million from the sale and issuance of equity securities and debt, net of issue costs. On October 15, 2014, we entered into a funded Technology Development Agreement and on February 16, 2015, a Collaboration Agreement with Joinstar to support the co-development by Response and Joinstar of components and multiple assays that will run on a high throughput rapid immunoassay analyzer developed by Joinstar. Under the terms of the agreements, we have received milestones totaling US$1.64 million to date and are eligible to receive a further US$2.16 million in development milestones over the remaining planned nine month project period. In conjunction with the signing of the Collaborative Agreement, we entered into a definitive Supply Agreement with Joinstar whereby we will provide certain materials required for Joinstar to manufacture and sell the developed assays specifically to run on their analyzer. Under the terms of the Supply Agreement, we are eligible to receive a guaranteed US$1.78 million in revenue-based payments over the first five years of commercialization of the co-developed assays.

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

Our national distributor in China, appointed by the Company early this year, met its contractual minimums in each of the first two quarters of 2015. Our shipments to this distributor represented 70% of our revenues in the first half of this year. However, as a new national distributor still in the process of expanding into additional territories within China and determining end-user buying patterns, the national distributor recently indicated that it has built up inventory at a higher rate than its current sales to end-users. Consequently, the distributor may have sufficient inventory to support its expected sales in the short term and consequently may make significantly lower, or possibly no, purchases from us during the third quarter of 2015.

In order to address the resulting expected sharp, temporary decline in our shipments to this China distributor and thus our projected decline in total revenues in Q3 2015, we have implemented several cash conservation and cost reduction initiatives to extend our available cash resources. These actions include selected staff layoffs and work-sharing programs, reductions in discretionary spending, and additional efforts to sell inventory accumulated late in the second quarter in anticipation of Q3 sales in China. In parallel, our new China General Manager is now actively engaged in expanding our sales and marketing activities in China working with our distributor. As a further step to strengthen our financial position, the Company is also seeking additional financing alternatives. While the Company is pursuing these various cost, sales, and financing initiatives, there is no assurance that these efforts will be sufficient to fund the Company’s operations.

Cash flows from operations are generally impacted by our level of quarterly sales and our ability to manage operating expenses. However, increased quarter over quarter growth also requires additional working capital in the form of higher accounts receivable and greater inventory balances to meet the increased demand. We expect that we will have net negative cash flow over the next several quarters, excluding development milestones from Joinstar, until our growth initiatives provide sufficient cash flow to cover internal operating expenses and provide the additional working capital required to support the growth. In addition, we continue to require cash for our contractual debt and other obligations outlined below. We believe that with a combination of some or all of the various cost reduction, cash conservation, sales and marketing, and, if necessary, financing initiatives and with the targeted execution under the Joinstar Agreements, based on the projected level of operations, our cash and cash equivalent balances, including cash generated from operations, will be sufficient to meet our anticipated cash requirements through the next twelve months. However, due to our history of losses, the challenges of our sales activities in our China market and uncertain success of our various cost, cash, and financing efforts, there is substantial doubt over our ability to continue as a going concern as we are dependent on meeting the development milestones required to earn the additional US$2.16 million in development fees under the Collaboration Agreement with Joinstar, achieving profitable operations, and/or additional financings, the outcomes of which cannot be predicted at this time.

ONGOING SOURCES AND USES OF CASH

CHANGES IN CASH FLOWS

Changes in cash flows were as follows (in thousands):

For the Six Months Ended June 30,	2015	2014
Cash used in operating activities	(863)	(1,526)
Cash used in investing activities	(353)	(145)
Cash provided by/(used in) financing activities	(419)	1,324
Decrease in cash during the period	$(1,635)	$(347)

As at June 30, 2015, our cash and cash equivalents balance was $1.6 million. The decrease in our cash and cash equivalents during the six months ended June 30, 2015 was the result of $863,000 of cash used in operating activities, $353,000 used in investing activities, and $419,000 of cash used in financing activities described below.

Cash Used In Operating Activities

Cash used in operating activities during the six month period ended June 30, 2015 was $863,000 versus the $1.5 million of cash in the prior year. The net cash used in operating activities in 2015 was primarily the result of $577,000 of a net reduction in non-cash working capital (as described below) in addition to $277,000 of cash used in operations because our cash expenses exceeded our gross profit earned on our revenue. The significant changes in non-cash working capital is as follows (in thousands):

For the Six Months Ended June 30,	2015	2014
Trade receivables	(1,194)	166
Other receivables	(30)	77
Inventories	(669)	(324)
Prepaid expenses and other	16	(31)
Accounts payable and accrued liabilities	1,306	51
Deferred revenue	(6)	14
Total change in non-cash working capital	$(577)	$(47)

Explanations of the more significant net changes in working capital during the three month period ended March 31, 2015 are as follows:

●     Trade receivable balances increased from $702,000 to $1.9 million as a result of an increase in sales and the timing of shipments during the quarter;

●     Inventory balances increased from $2.1 million to $2.7 million as a result of the stocking of inventory for planned sales in future quarters; and

●     Accounts payable and accrued liabilities increased from $3.9 million to $5.1 million due to the timing of vendor payments and to increases in our estimated volume rebate payable as sales have increased.

Cash Used in Investing Activities

Net cash used in investing activities for the six month period ended June 30, 2015 and 2014 was $353,000 and $145,000 respectively which represents cash that was used primarily for the purchase of manufacturing equipment to further automate our manufacturing process which we expect will reduce unit manufacturing costs.

Cash Provided by (Used in) Financing Activities

Net cash used in financing activities in the six month period ended June 30, 2015 is related to principal payments of our leasehold improvement allowance and the repayment of our term loan. The cash provided by financing activities in 2014 was the result of $1.6 million of debt proceeds received from SVB offset by $105,000 of deferred financing costs related to this debt and $99,000 of principal payments for the repayable leasehold improvement allowance.

OFF-BALANCE-SHEET ARRANGEMENTS

The Company does not have any off-balance sheet financing arrangements at June 30, 2015.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

There have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as contained in our Annual Report on Form 10K filed by the Company with the SEC on March 19, 2015.

RELATED PARTY TRANSACTIONS

We received US$1.28 million from Joinstar upon signing of the Technology Development Agreement and Collaboration Agreement. These upfront payments are being recognized into income over the expected development period and for the three and six month periods ended June 30, 2015, $246,000 and $515,000 was recognized. These development fees are included under collaborative revenue in the consolidated statements of income (loss) and comprehensive income (loss). The unrecognized portion of the development fees are included under deferred revenue on the consolidated balance sheet.

In addition, we received US $360,000 upon achieving the third milestone under the Collaboration Agreement with Joinstar during the three month period ended June 30, 2015. For the three and six month periods ended June 30, 2015, $457,000 was included under collaborative revenue in the consolidated statements of income (loss) and comprehensive income (loss).

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

During the quarter ended June 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are not profitable and have had negative cash flow from operations. Additionally, we have been informed that our national distribution partner in China, who represented approximately 70% of our product sales in the first half of the year, may make significantly less or even no sales during the third quarter.  We believe that with a combination of some or all of the various cost reduction, cash conservation, sales and marketing, and financing initiatives, and with the targeted execution under the Joinstar Agreements, based on the projected level of operations, our cash and cash equivalent balances, including cash generated from operations, will be sufficient to meet our anticipated cash requirements through the next twelve months.. If additional financing is not obtained or we are unable to achieve cash flow positive operations, we will be required to reduce or restructure operations or we may be required to cease operations. We have relied primarily on debt and equity financings to fund our operations and commercialize our products. Additional capital may not be available, at such times or in amounts as needed by us. Even if capital is available, it might be on adverse terms. Any additional equity financing will be dilutive to our shareholders. If access to sufficient capital is not available as and when needed, our business will be materially impaired and we may be required to cease operations, curtail one or more product development, manufacturing improvement, or sales generation programs, attempt to obtain funds through collaborative partners or others that may require us to relinquish rights to certain technologies or product candidates, or we may be required to significantly reduce expenses, sell assets, seek a merger or joint venture partner, file for protection from creditors or liquidate all our assets.

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

We have incurred significant losses to date and we expect these losses to continue for the near future. As of June 30, 2015, we had an accumulated deficit of $121.4 million and have only generated positive cash flow from operations once, in the first quarter of 2013. Our existing cash resources, along with the additional cash milestones anticipated from the funded development from our collaboration agreement, may not be sufficient to fund operations for at least the next twelve months. In addition, we may not be able to successfully earn the development milestones in our collaboration agreement with Joinstar on a timely basis or at all. Accordingly, there is substantial doubt about our ability to continue as a going concern. We may need to seek additional financing to support our continued operations and there are no assurances that any such financing can be obtained on favorable terms, if at all. In view of these conditions, our ability to continue as a going concern is dependent upon our ability to obtain such financing and, ultimately, on achieving profitable operations. The outcome of these matters cannot be predicted at this time. The consolidated financial statements for the six months ended June 30, 2015 do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should we be unable to continue in business. Such adjustments could be material. If we are unable to generate sufficient revenue, positive cash flow or earnings, or raise sufficient capital to maintain operations, we may not be able to continue operating our business and be forced to sell our Company or liquidate our assets.

We have evolved from a pure development company to a commercial enterprise but to date have realized minimal operating revenues from product sales. For the six months ended June 30, 2015 and 2014, we have a net loss of $1.1 million and $1.2 million respectively; however, excluding the non-cash unrealized loss or gain on revaluation of our warrant liability we have incurred adjusted losses of $1.0 million and $2.1 million respectively. We currently are not profitable and expect that operating losses could continue. Generating revenues and profits will depend significantly on our ability to obtain sufficient financing and to successfully develop, commercialize, manufacture and market our products. The time necessary to achieve market success for any individual product is uncertain. No assurance can be given that product development efforts will be successful, that required regulatory approvals can be obtained on a timely basis, if at all, or that approved products can be successfully manufactured or marketed. Consequently, we cannot assure that we will ever generate significant revenue or achieve or sustain profitability. As well, there can be no assurance that the costs and time required to complete commercialization will not exceed current estimates. We may also encounter difficulties or problems relating to research, development, manufacturing, distribution and marketing of our products. In the event that we are unable to generate adequate revenues, cash flow or earnings, to support our operations, or we are unable to raise sufficient capital to do so, we may be forced to cease operations and either sell our business or liquidate our assets.

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

In the first quarter of 2015, we granted Shanghai Elite exclusive distribution rights to all of China excluding Taiwan, Hong Kong and Macao Special Administration Region effective April 23, 2015. We cannot predict whether our new national distributor will fully replace the sales previously provided by our former distributors or that our new national distributor will be able to accurately determine end-user buying patterns, which would have an adverse impact on our business performance in future years, as was the case in the second and third quarters of 2013 and the first quarter of 2014. Additionally, our national distributor in China has informed us that it may make significantly less, or possibly no, purchases from us during the third quarter of 2015.

A substantial portion of our business is in China where we have limited direct presence to closely monitor and understand the rapidly expanding market.

Approximately 72% of our product revenue derives from sales of our products through our distribution channel partners in China. China is a dynamic and rapidly evolving market for medical technology including the POC diagnostic testing market in which we compete. While we have established a direct presence in China via a Representative Office to allow us to better monitor and understand this market, there is no assurance that these activities will be effective and will enable us to anticipate changes in this market or may impact the relationships that we have with existing Chinese distributors which could materially and adversely impact our product sales in China. In addition, as mentioned above, we have granted exclusive national rights to China to Shanghai Elite.

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

In May 2007, we entered into an agreement to lease a multi-use, 46,000 square foot facility in Vancouver, British Columbia, Canada. Although we have recently brought our Reader manufacturing in-house, this facility, which we have occupied as our main operation center since 2008, is significantly larger than required for our near term production requirements. The excess space is difficult to sublease due to the current layout of the company’s manufacturing operations and the significant availability of space in other buildings in the local real estate market. In addition to rental payments for the facility, we are obligated to repay with interest over the next 7.5 years the $5.4 million balance due as of June 30, 2015 on the repayable leasehold improvement allowance.

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

We are highly dependent upon the members of our management and scientific staff, who could leave Response at any time. The loss of these key individuals could impede our ability to achieve our business goals. Our Chief Executive Officer and Senior Vice President of Worldwide Sales and Marketing resigned during the third quarter of 2014 and our General Manager in China resigned during the first quarter of 2015. The Board consequently promoted a senior executive to Chief Operating Officer and then to Chief Executive Officer during the second quarter of 2015. The Board continues to work closely and support the remaining management team and believes this team has the potential to effectively lead the company’s recovery and future growth. There can be no assurance however that the current management team can continue to improve operations and achieve strong targeted future growth due to the substantial workload facing the small leadership team.

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

As of June 30, 2015, we had outstanding stock options to purchase an aggregate of 1,333,835 shares, at exercise prices between $0.72 and $8.20, warrants to purchase an aggregate of 5,067,134 shares at exercise prices between $1.00 and $3.58, and 112,489 restricted share units, which in total represents 40% of our fully diluted outstanding share capitalization at that date. To the extent that these outstanding options and warrants are exercised, considerable dilution to the interests of our shareholders will occur.

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

101

The following materials from Response Biomedical Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) unaudited Consolidated Statements of Loss and Comprehensive Loss for the three and six months ended June 30, 2015 and 2014, (ii) unaudited Consolidated Balance Sheets as of June 30, 2015, (iii) audited Consolidated Balance Sheets as of December 31, 2014, (iv) unaudited Consolidated Statements of Shareholders’ Deficit as of June 30, 2015 (v) unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (vi) unaudited Notes to Consolidated Financial Statements

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Response Biomedical Corp.
(Registrant)

Date:	August 14, 2015	/s/ Dr. Barbara R. Kinnaird
Dr. Barbara R. Kinnaird
Chief Executive Officer
Date:	August 14, 2015	/s/William J. Adams
William J. Adams
Chief Financial Officer