Form 10-Q
period 2015-09-30
RESPONSE BIOMEDICAL CORP
filed 2015-11-13
CIK 806888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

Yes  ☐   No  ☒

As of November 1, 2015, the registrant had 9,925,256 shares of common stock outstanding.

I

Response Biomedical Corp.

II

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  In some cases, you can identify forward-looking statements by terms such as "may", "will", "should", "could", "would", "hope", "expects", "plans", "intends", "anticipates", "believes", "estimates", "projects", "predicts", "potential" and similar expressions intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to future events, future results, and future economic conditions in general and statements about:

●	Our future strategy, structure, and business prospects and our ability to retain distributors and increase product sales in existing and new markets;

●	The development of new products, regulatory approvals of new and existing products and the expansion of the market for our current products;

●	Implementing aspects of our business plan and strategies, including our strategy to increase our sales and distribution in China;

●	Our ability to attain and maintain profitability;

●	Our financing goals and plans;

●	Our ability to conserve cash and reduce costs;

●	Whether and how long our existing working capital and cash flows will be sufficient to fund our operations;

●	Our ability to meet the milestones required by our collaboration agreement with Joinstar;

●	Our ability to meet the covenants required by our debt obligations; and

●	Our raising of additional capital through future equity and debt financings.

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

Response Biomedical Corp.

Consolidated Financial Statements

(Unaudited)

(Expressed in Thousands of Canadian dollars, Except Share Data)

As of September 30, 2015 and December 31, 2014 and for the Three and Nine month Periods Ended September 30, 2015 and 2014.

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED BALANCE SHEETS

[See Note 2 - Basis of Presentation and Going Concern Uncertainty]

(Unaudited)

(In thousands of Canadian dollars)

	Sept 30, 2015	December 31, 2014
ASSETS	$	$
Current
Cash and cash equivalents	2,878	3,221
Trade receivables, net	445	702
Other receivables	112	89
Inventories [note 5]	2,102	2,056
Prepaid expenses and other	145	183
Deferred debt financing costs - current portion	57	88
Total current assets	5,739	6,339
Deferred debt financing costs	9	45
Long-term prepaid expenses	93	93
Restricted deposits [note 8]	901	901
Property, plant and equipment	5,907	6,250
Total assets	12,649	13,628

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current
Accounts payable and accrued liabilities [note 6]	3,669	3,867
Term loan - current portion [note 7]	808	494
Lease inducements - current portion [note 8]	169	169
Repayable leasehold improvement allowance - current portion [note 8]	500	461
Deferred revenue	1,588	873
Warrant liability [notes 4 and 9]	454	1,249
Total current liabilities	7,188	7,113
Term loan [note 7]	555	1,004
Lease inducements [note 8]	1,070	1,197
Repayable leasehold improvement allowance [note 8]	4,828	5,208
	13,641	14,522
Commitments [note 11]
Shareholders' deficit
Common shares [note 9]	104,314	104,124
Additional paid-in capital [note 9]	15,326	15,241
Deficit	(120,632)	(120,259)
Total shareholders' deficit	(992)	(894)
Total liabilities and shareholders' deficit	12,649	13,628

See accompanying notes

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands of Canadian dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30
	2015	2014	2015	2014
	$	$	$	$
REVENUE
Product sales [note 12]	2,425	2,199	9,259	7,835
Collaborative revenue [note 10]	1,103	-	2,075	-
Total revenue	3,528	2,199	11,334	7,835

Cost of sales [notes 5, 9, and 11]	1,423	1,494	5,719	4,639
Gross profit	2,105	705	5,615	3,196

EXPENSES [notes 9 and 11]
Research and development	786	881	2,220	2,505
General and administrative	596	1,294	1,952	2,691
Sales and marketing	493	819	1,626	1,948
Total operating expenses	1,875	2,994	5,798	7,144

OTHER EXPENSES (INCOME)
Interest expense and amortization of deferred financing costs and debt discount [note 7]	215	226	675	649
Interest income	(2)	(3)	(7)	(12)
Other expense	12	18	17	50
Foreign exchange loss	166	60	300	68
Unrealized gain on revaluation of warrant liability [note 4]	(890)	(1,472)	(795)	(2,350)
Total other expenses (income)	(499)	(1,171)	190	(1,595)
Net income (loss) and comprehensive income (loss) for the period	729	(1,118)	(373)	(2,353)

Income (loss) per common share - basic [note 9]	0.07	(0.14)	(0.04)	(0.30)

Income (loss) per common share - diluted [note 9]	0.07	(0.14)	(0.04)	(0.30)

Weighted average number of common shares outstanding - basic [note 9]	9,925,256	7,947,737	9,863,609	7,924,440

See accompanying notes

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited)

(In thousands of Canadian dollars, except share data)

	Common Stock Issued and Outstanding		Additional paid in capital	Deficit	Total Shareholders' Equity/(Deficit)
	# of shares	$	$	$	$
Balance at December 31, 2013	7,870,925	101,945	14,742	(118,169)	(1,482)
Net loss	-	-	-	(2,090)	(2,090)
Private placement, net of issue costs	1,800,000	2,024			2,024
Net shares issued upon conversion of restricted share units	88,635	155	(155)	-	-
Net warrants issued per terms of loan	-	-	113	-	113
Stock-based compensation expense	-	-	381	-	381
Restricted share units	-	-	160	-	160
Balance at December 31, 2014	9,759,560	104,124	15,241	(120,259)	(894)
Net loss	-	-	-	(373)	(373)
Net shares issued upon conversion of restricted share units	165,696	190	(190)	-	-
Stock-based compensation expense	-	-	160	-	160
Restricted share units	-	-	115	-	115
Balance at September 30, 2015	9,925,256	104,314	15,326	(120,632)	(992)

See accompanying notes

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of Canadian dollars)

Nine Months Ended September 30,	2015	2014
OPERATING ACTIVITIES	$	$
Net loss for the period	(373)	(2,353)
Add (deduct) items not involving cash:
Depreciation of property, plant and equipment	753	743
Amortization of deferred lease inducements	(127)	(128)
Amortization of deferred financing costs	71	72
Amortization of discount on debt	42	23
Stock-based compensation	160	327
Unrealized loss (gain) on revaluation of warrant liability	(795)	(2,350)
Other non-cash items	221	20
Changes in non-cash working capital:
Trade receivables	257	552
Other receivables	(23)	85
Inventories	(46)	(331)
Prepaid expenses and other	38	(93)
Accounts payable and accrued liabilities	(72)	1,139
Deferred revenue	715	18
Cash provided by (used in) operating activities	821	(2,276)

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(425)	(179)
Cash used in investing activities	(425)	(179)

FINANCING ACTIVITIES
Repayment of repayable leasehold improvement allowance	(341)	(306)
Repayment of term loan	(398)	-
Proceeds from term loan	-	1,661
Debt financing cost	-	(148)
Cash provided by (used in) financing activities	(739)	1,207

Decrease in cash during the period	(343)	(1,248)
Cash and cash equivalents, beginning of period	3,221	2,958
Cash and cash equivalents, end of period	2,878	1,710

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

The RAMP® System is a portable fluorescence immunoassay-based diagnostic technology that combines the performance of a clinical lab with the convenience of a dipstick test, establishing a new paradigm in diagnostic testing. Immunoassays are extremely sensitive and specific tests used to identify and measure small quantities of materials, such as proteins. A large variety of biological molecules and inorganic materials can be targeted. Accordingly, the RAMP® technology is applicable to multiple distinct market segments and many products within those segments. RAMP® tests are now commercially available for use in the early detection of heart attack, congestive heart failure, influenza A+B, the respiratory syncytial virus, environmental detection of West Nile Virus and Dengue Fever antigen, and biodefense applications including the rapid on-site detection of anthrax, smallpox, ricin and botulinum toxin.

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

During the nine month period ended September 30, 2015, the Company incurred a net loss of $373,000 and had negative cash flows of $343,000. As of September 30, 2015, the Company had a cash balance of $2.9 million, an accumulated deficit of $120.6 million, a shareholders’ deficit of $992,000, and a negative working capital balance of $1.4 million. In addition, the Company has various operating leases and purchase commitments for inventory (refer to note 11). Included in current liabilities is a warrant liability in the amount of $454,000 that is required to be measured at fair value. The potential settlement of these warrants would not have a cash impact as they may only be exercised on a net cashless basis. Without taking into account the warrant liability mentioned above, current liabilities exceed current assets by $995,000.

Sales to the Company’s national distributor in China represented 64% of product sales in the first nine months of 2015. While this distributor met its contractual minimums for purchases of products from the Company in the first six months of the year, it advised the Company that it has built up inventory at a higher rate than its current sales to end-users. Consequently, this distributor made lower purchases from the Company during the third quarter of 2015 compared to the first two quarters of 2015. No returns of the products purchased by the national distributor are either expected or permitted under the terms of its distribution agreement.

As a result, to address the recent expected near term reductions in product sales, the Company implemented several cash conservation and cost reduction initiatives to extend its available cash resources. In addition, the Company is also seeking additional financing alternatives. While the Company is pursuing these various initiatives, there is no assurance that these efforts will be sufficient to fund the Company’s operations or that quarter-over-quarter product sales will increase.

The ability of the Company to continue as a going concern is uncertain and dependent on the Company’s ability to obtain additional financing and/or achieve cash flow positive operations. Management has, thus far, financed the operations through a series of equity financings, debt financing, and collaborative arrangements. The Company has received milestones totaling US$2.3 million to date from the Joinstar Agreements described in Note 10 and is eligible to receive a further US$1.5 million in development milestones over the remaining planned six month project period. In addition, under the terms of the Supply Agreement with Joinstar, Response is eligible to receive a guaranteed US$1.8 million in revenue-based payments over the first five years of commercialization of the co-developed assays.

In addition to the Joinstar agreements, the Company has a term loan from Silicon Valley Bank (“SVB”) with an outstanding principal balance of approximately US$1.0 million as of September 30, 2015. Refer to note 7 for the significant terms of the loan.

Management believes that, with a combination of some or all of the various cost reduction, cash conservation, sales and marketing, and, if necessary, financing initiatives, and with the targeted execution under the Joinstar Agreements and strengthening of our China sales and distribution, based on the current level of operations and excluding out of the ordinary cash management measures, the Company’s cash and cash equivalent balances, including cash generated from operations, will be sufficient to meet the anticipated cash requirements through the next twelve months. However, due to the Company’s history of losses, there is substantial doubt over the Company’s ability to continue as a going concern as it is dependent on meeting the development milestones required to earn the additional US$1.5 million in development fees under the Collaboration Agreement with Joinstar, achieving profitable operations, or obtaining additional financing, the outcomes of which cannot be predicted at this time. The consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. Such adjustments could be material.

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

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”). ASU 2015-03 was issued to simplify the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by these amendments. This guidance should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The guidance will be effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The adoption of this newly issued guidance would result in the reclassification of the Deferred Debt Financing Costs (both current and long term), which are included under the assets section of the consolidated balance sheet, as a deduction of the Term loan (both current and long term) on the consolidated balance sheet.

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

The fair value hierarchy level at which a financial instrument is categorized is determined on the basis of the lowest level input that is significant to the fair value measurement (in thousands):

Financial Instruments carried at fair value as of September 30, 2015

	Level 1	Level 2	Level 3	Total
Liabilities	$	$	$	$
Warrant Liability	-	-	454	454

As of September 30, 2015, the warrant liability is recorded at its fair value of $454,000. The Company reassesses the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, contractual term of the warrant, and risk-free interest rate (refer to note 9[g]). The computation of expected volatility was based on the historical volatility of the Company’s stock. A small change in the estimates used in the Black-Scholes pricing model may have a relatively large change in the estimated valuation of the common stock warrants.

The following table presents the changes in fair value of the Company’s total Level 3 financial liabilities for the nine month period ended September 30, 2015 (in thousands):

	Balance at December 31, 2014	Unrealized gain	Exercise of Warrants	Balance at September 30, 2015
Warrant Liability	1,249	(795)		454

Quantitative information about unobservable inputs used in Level 3 fair value measurements is presented below:

	Valuation Technique	Unobservable Input	As at September 30, 2015	As at December 31, 2014
Warrant Liability	Option Model	Stock Price Volatility	121%	106%

A 5% increase or decrease in stock price volatility would cause an approximate corresponding $40,000 increase or decrease to the Warrant Liability ($82,000 – December 31, 2014).

5.	INVENTORIES

Inventories are comprised of the following (in thousands):

	September 30, 2015	December 31, 2014
	$	$
Raw materials	1,168	1,212
Work in progress	379	309
Finished goods	555	535
	2,102	2,056

The carrying value of inventory as of September 30, 2015 includes a write-down and a provision for expired, obsolete, and damaged inventory in the amount of $57,000 [December 31, 2014 - $135,000]. For the three and nine month period ended September 30, 2015, inventory write-downs and obsolescence charges were $68,000 and $196,000 [2014 - $76,000 and $198,000].

6.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities comprise (in thousands):

	September 30, 2015	December 31, 2014
	$	$
Trade accounts payable	1,441	1,624
Employee related accounts payable and accrued liabilities	1,203	1,307
Royalties	219	287
Other accrued liabilities	806	649
	3,669	3,867

7.	TERM LOAN

On February 11, 2014, the Company entered into a loan and security agreement with SVB providing for up to a US$2.5 million term loan. The loan is secured by substantially all of the assets of the Company. The loan included financial covenants that were later removed in an amendment (refer to discussion below). The loan also includes certain non-financial covenants as well as a subjective acceleration clause. Under the terms of the original loan agreement, the loan bears an interest rate of Wall Street Journal Prime Rate plus 2.5% annually. Interest only payments were made until October 1, 2014 at which time, 32 equal monthly installments of principal plus accrued interest started to be made. On December 15, 2014, the Company entered into an amendment to the original loan agreement with SVB. Under the amendment, SVB agreed to continue to advance the remaining outstanding principal of US$1.4 million for the same term and interest rate under the original agreement. In addition, SVB waived its rights in respect of certain breaches and removed any future financial covenants. Interest only payments were made until April 1, 2015, at which time, 26 equal monthly installments of principal plus accrued interest are being made through to maturity on May 1, 2017. In addition, the Company will pay an additional final payment of up to 4% of the outstanding principal advanced upon repayment. The loan contains a voluntary prepayment option whereby the principal amount can be prepaid in whole, or in part, for a fixed fee if a prepayment is made on or before December 15, 2016.

In connection with the original loan and amendment discussed above, 107,701 warrants with exercise prices ranging from $1.00 to $1.831 per warrant and a term of 10 years were granted to SVB. These warrants were measured at their fair market value using the Black-Scholes model on the date of their grants and had a combined estimated fair market value of $113,000, which was recorded as a debt discount that is being amortized into income over the term of the loan using the effective interest method. In addition, there were $233,000 of fees related to the term loan that are also being amortized over the term of the loan using the effective interest method.

Amortization of the deferred financing costs for the three and nine month periods ended September 30, 2015 were $21,000 and $71,000 (2014 – $29,000 and $72,000) and amortization of the debt discount for the three and nine month periods ended September 30, 2015 was $12,000 and $42,000 (2014 – $9,000 and $23,000). Both of these amounts are included in interest expense and amortization of deferred financing costs and debt discount on the consolidated statements of income (loss) and comprehensive income (loss).

The term loan is comprised of the following amounts (in thousands):

	September 30, 2015	December 31, 2014
	$	$
Current portion of term loan	840	546
Current portion of unamortized debt discount	(32)	(52)
Current portion of long-term debt, net debt discount	808	494

Long-term portion of term loan	560	1,031
Long-term portion of unamortized debt discount	(5)	(27)
Long-term of long-term debt, net debt discount	555	1,004
Total	1,363	1,498

Future principal payments for the term loan as of September 30, 2015, are as follows (in thousands):

September 30,	$
2016	840
2017	560
Total	1,400

8.	LEASE INDUCEMENTS

Lease agreements entered into by the Company for its offices provides for lease inducements to be provided by the landlord to the Company, which are summarized as follows (in thousands):

	September 30, 2015	December 31, 2014
	$	$
Current Portion
Rent-free inducement [i]	54	54
Non-repayable leasehold improvement allowance [ii]	115	115
	169	169
Repayable leasehold improvement allowance [iii]	500	461
Total Current Portion	669	630

Long-Term Portion
Rent-free inducement [i]	344	385
Non-repayable leasehold improvement allowance [ii]	726	812
	1,070	1,197
Repayable leasehold improvement allowance [iii]	4,828	5,208
Total Long-Term Portion	5,898	6,405
Total	6,567	7,035

The lease inducements disclosed on the consolidated balance sheets as a result of these benefits is comprised of the following:

[i]     In 2007, the Company entered into a long-term facility lease agreement that included an eight and one half month rent-free period from May 17, 2007 to February 1, 2008. The lease inducement benefit arising from the rent-free period is being amortized on a straight-line basis over the term of the operating lease as a reduction to rental expense. Amortization expense for the three and nine month periods ended September 30, 2015 amounted to $14,000 and $41,000 [2014 - $14,000 and $41,000].

[ii]     The Company received a non-repayable allowance for an amount of $1.7 million for expenditures related to general upgrades to the facility. The lease inducement benefit arising from the non-repayable leasehold improvement allowance is being amortized on a straight-line basis over the balance of the term of the lease beginning April 1, 2008 as a reduction to rental expense. Amortization expense for the three and nine month periods ended September 30, 2015 amounted to $29,000 and $86,000 [2014 - $29,000 and $86,000].

[iii]     The Company received a repayable leasehold improvement for an amount of $7.8 million used for additional improvements to the facility. This lease inducement is being repaid over the term of the operating lease commencing February 1, 2008 at approximately $89,000 per month including interest calculated at an interest rate negotiated between the Company and the landlord. Principal repayments for the three and nine month periods ended September 30, 2015 amounted to $117,000 and $341,000 [2014 - $105,000 and $306,000]. Interest payments for the three and nine month periods ended September 30, 2015 amounted to $149,000 and $455,000 [2014 - $161,000 and $491,000].

To secure the lease, the Company is maintaining a security deposit with the landlord in the form of an irrevocable letter of credit in the amount of $871,000 collateralized by a term deposit with a market value of $871,000 that is presented as part of restricted deposits in the long-term asset section of the balance sheets. Of this amount, $581,000 will be released to the Company if the Company achieves an operating profit in a calendar year.

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

At the Annual General and Special Meeting held on September18, 2013, the Company’s shareholders’ approved a change to the Company’s 2008 stock option plan permitting the maximum shares authorized to be issued under the plan to be up to 20% of the issued and outstanding common shares outstanding at any point in time.

Of the 1,985,051 stock options authorized for grant under the 2008 Plan as at September 30, 2015, options for 1,287,631 shares were outstanding and 697,420 stock options were available for future grant.

The following assumptions were used to estimate the fair value of options granted during the nine month period ended September 30, 2015 and 2014 using a Black-Scholes option-pricing model:

Nine months ended September 30,	2015	2014
Risk-free interest rates	1.31%	2.04%
Expected dividend yield	0%	0%
Expected life (in years)	5.78	5.88
Expected volatility	121%	126%
Fair value per stock option	$0.67	$1.33

The expected volatility reflects the assumption that the historical volatility of common stock of the Company over a period similar to the expected life of the options is indicative of future trends. The Company estimates the risk-free interest rate using the Bank of Canada bond yield with a remaining term equal to the expected life of the option. The Company uses the simplified method for estimating the stock option term for stock option grants during the nine month period ended September 30, 2015 as the Company has determined that the stock options are “plain vanilla” and historical share option exercises do not apply as the vesting term and contractual lives have significantly changed from those stock options exercised previously.

At September 30, 2015, the following stock options were outstanding:

Range of exercise price			Number of shares under option	Weighted average remaining contractual life	Weighted average exercise price	Number of options currently exercisable	Weighted average exercise price
$			#	(years)	$	#	$
0.72	-	0.92	492,898	9.53	0.79	-	-
1.02	-	1.80	243,470	7.74	1.48	172,864	1.46
2.20		2.20	384,014	6.53	2.20	368,460	2.20
3.00	-	3.10	165,425	7.47	3.10	155,979	3.10
6.80	-	8.20	1,824	0.37	7.70	1,824	7.70
0.72		8.20	1,287,631	8.02	1.65	699,127	2.23

The options expire at various dates from December 1, 2015 to May 20, 2025.

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of optioned	Weighted average
	common shares	exercise price
	#	$
Balance, December 31, 2014	1,007,629	1.99
Options granted	449,743	0.78
Options forfeited	(169,741)	1.40
Balance, September 30, 2015	1,287,631	1.65

[d]	Restricted share unit plan

At the Annual General and Special Meeting held on September 18, 2013, the Company’s shareholders approved a new restricted share unit plan ( the “RSU Plan”). Under the RSU Plan, the Company may grant Restricted Share Units (“RSUs”) to employees, directors, and eligible consultants which entitle each participant to either one common share of the Company on a time vested basis or a cash payout equal to the number of vested RSUs multiplied by the then current market value of the RSUs. The fair market value of the RSUs is determined based upon the number of RSUs granted and the quoted closing price of the Company’s stock on the trading day immediately preceding the date of determination. The duration of the vesting period and other vesting terms applicable to the grant of the RSUs shall be determined by the Board.

	Number	Weighted average
	of RSUs	exercise price
	#	$
Balance, December 31, 2014	136,348	1.39
RSUs granted	141,837	0.81
RSUs converted to common shares	(165,696)	(1.15)
Balance, September 30, 2015	112,489	1.02

The restricted share units that were granted during the nine month period ended September 30, 2015 were to settle a director compensation liability that was recorded in accounts payable and accrued liabilities. The $115,000 liability has been excluded from the change in accounts payable and accrued liabilities on the consolidated statement of cash flows.

Of the 248,131 RSUs authorized for grant under the RSU Plan as at September 30, 2015, 135,642 RSUs are available for grant.

[e]	Deferred share unit plan

At the Annual General and Special Meeting held on September 18, 2013, the Company’s shareholders approved a new non-employee director deferred share unit plan (the “DSU Plan”). A Deferred Share Unit (“DSU”) is a right granted to non-employee directors which entitle each participant to either one common share of the Company on a time vested basis or a cash payout equal to the number of DSUs multiplied by the then current market value of the DSUs. The fair market value of the DSU’s is determined based upon the number of DSUs granted and the quoted price of the Company’s stock on the trading day immediately preceding the determination date. The duration of the vesting period and other vesting terms applicable to the grant of the DSU’s shall be determined by the Board.

Of the 248,131 DSUs authorized for grant under the DSU Plan as at September 30, 2015, all are available for grant.

[f]	Stock-based compensation

The following table shows stock-based compensation allocated by type of cost (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	$	$	$	$
Cost of sales	6	9	23	27
Research and development	10	11	32	34
General and administrative	32	68	82	236
Sales and marketing	7	7	23	30
	55	95	160	327

As of September 30, 2015, the total unrecognized compensation related to stock options granted amounts to $436,000, which is expected to be recognized over a weighted average service period of 2.14 years.

[g]	Common share purchase warrants

At September 30, 2015, there were 86,865,691 warrants outstanding to purchase shares of common stock, with expiry dates ranging from November 7, 2015 to December 15, 2024. Of the total 86,865,691 warrants outstanding, 86,103,744 warrants (the warrants related to the 2011 financing) entitle the holder thereof to purchase 1/20th of a common share of the Company at a price of $1.461 per whole common share; 636,557 warrants (the private placement warrants) entitle the holder thereof to purchase one common share of the Company at a price of $3.58 per common share; 17,689 warrants (the agent warrants) entitle the holder thereof to purchase one common share of the Company at a price of $2.45 per common share; 52,796 warrants entitle the holder thereof to purchase one common share of the Company at a price of $1.831 per common share; and 54,905 warrants entitle the holder thereof to purchase one common share of the Company at a price of $1.00 per common share. The 86,103,744 warrants associated with the 2011 financing expire on December 30, 2016.

There have been no common share purchase warrant transactions during the nine months ended September 30, 2015.

The estimated fair value of the warrants related to the 2011 financing is reassessed at each balance sheet date using the Black-Scholes option pricing model. The following assumptions were used to value the warrants on the following balance sheet dates:

As at September 30,	2015	2014
Risk-free interest rates	0.52%	1.12%
Expected dividend yield	0%	0%
Expected life (in years)	1.25	2.25
Expected volatility	121%	106%
Fair value of warrant	$0.0053	$0.0337

[h]	Earnings per common share

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted earnings (loss) per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	$	$	$	$
Numerator:
Net income (loss) available to common shareholders	$729	$(1,118)	$(373)	$(2,353)
Denominator:
Weighted average number of common shares outstanding - basic	9,925,256	7,947,737	9,863,609	7,924,440
Weighted average effect of dilutive securities:
RSUs	112,489	-	-	-
Weighted average number of common shares outstanding - diluted	10,037,745	7,947,737	9,863,609	7,924,440

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

86,865,691 warrants and 1,287,631 stock options have been excluded from the computation of diluted earnings per share for the three month period ended September 30, 2015 as their inclusion would be anti-dilutive to the earnings per share. 86,865,691 warrants, 1,287,631 stock options, and 112,489 RSUs have been excluded from the computation of diluted earnings per share for the nine month period ended September 30, 2015 as the Company has incurred a net loss during the period and their inclusion would be anti-dilutive to the loss per share (2014 – 86,810,786 warrants, 1,177,843 stock options, and 92,282 RSUs were excluded for the three and nine month periods ended September 30, 2015).

10.	RELATED PARTY TRANSACTIONS

On October 15, 2014, the Company entered into a funded Technology Development Agreement and on February 16, 2015, a Collaboration Agreement with Hangzhou Joinstar Biomedical Technology Co. Ltd. (“Joinstar”) to support the co-development by Response and Joinstar of components and multiple assays that will run on a high throughput rapid immunoassay analyzer developed by Joinstar. Under the terms of the agreements, Response has received milestones totaling US$2.3 million to date and is eligible to receive a further US$1.5 million in development milestones over the remaining planned six month project period. In conjunction with the signing of the Collaborative Agreement, Response and Joinstar entered into a definitive Supply Agreement whereby Response will provide certain materials required for Joinstar to manufacture and sell the developed assays specifically to run on their analyzer. Under the terms of the Supply Agreement, Response is eligible to receive a guaranteed US$1.8 million in revenue-based payments over the first five years of commercialization of the co-developed assays. In addition, Joinstar related entities purchased 1,800,000 of our common shares of at a price of $1.21 per share for net proceeds of $2.0 million on December 12, 2014.

The Company received US$1.3 million from Joinstar upon signing of the Technology Development Agreement and Collaboration Agreement. These upfront payments are being recognized into income over the expected development period and for the three and nine month periods ended September 30, 2015, $246,000 and $761,000 was recognized (2014 – nil). These development fees are included under collaborative revenue in the consolidated statements of income (loss) and comprehensive income (loss). The unrecognized portion of the development fees are included under deferred revenue on the consolidated balance sheet.

In addition, the Company received US $648,000 upon achieving the fourth milestone under the Collaboration Agreement with Joinstar during the three month period ended September 30, 2015. For the three and nine month periods ended September 30, 2015, $857,000 and $1.3 million (2014 – nil) was included under collaborative revenue in the consolidated statements of income (loss) and comprehensive income (loss).

11.	COMMITMENTS

[a]	License agreements

The Company entered into a non-exclusive license agreement, effective July 2005, as amended June 2008, to use and sublicense certain technology (the “Technology”) for one of the Company’s cardiac tests. In consideration for these rights, the Company paid a non-refundable license issuance fee of $2.0 million in the first two years after execution of the agreement and is required to pay quarterly royalties on the sale of products that incorporate the Technology. For the three and nine month periods ended September 30, 2015, the Company incurred an expense of $158,000 and $623,000 [2014 - $119,000 and $393,000] for royalties. Royalty and license fees incurred are included in cost of sales.

[b]	Supply agreement

The Company entered into a supply agreement, effective September 2003 for certain reagents for the Company’s RAMP® West Nile Virus Test. In addition to paying for the reagent purchased, the Company is required to pay the supplier semi-annual royalties equal to 10% of net revenue generated from the sale of the Company’s RAMP® West Nile Virus Test. The initial term of the agreement was three years from the effective date and is automatically renewed for successive periods of one year until either party terminates the agreement. For the three and nine month periods ended September 30, 2015, the Company incurred an expense of $21,000 and $56,000 [2014 – $12,000 and $47,000] for royalties to the supplier. These royalties are included in cost of sales.

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

[ii]     The Company entered into a lease agreement for office space for our Shanghai representative office that expires on December 9, 2015. The Company is required to make monthly payments of approximately $8,000 for base rent and management fees under the lease agreement.

[iii]     The Company has entered into operating leases for administrative equipment.

For the three and nine month periods ended September 30, 2015, $211,000 and $617,000 [2014 - $199,000 and $587,000] was incurred for expenses related to base rent, administrative and management fees and estimated property taxes offset by amortization of both the rent-free inducement [note 8[i]] and non-repayable leasehold improvement allowance [note 8[ii]]. These expenses are allocated to cost of sales, research and development, general and administrative, and sales and marketing expenses.

[d]	Purchase Commitments

As at September 30, 2015, the Company has outstanding purchase commitments of $2.5 million to purchase inventory and capital equipment over the next five years of which $1.1 million will be completed during the next twelve months.

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

Customers that represent a concentration risk are those whose outstanding receivable is 10% or greater than the total balance or those customers who represent 10% or greater of our total revenue. For the three month period ended September 30, 2015, $1.1 million (46%) in product sales was generated from one customer [2014 - $1.4 million (61%) from two customers of which one customer represented 31% and the other 30%]. For the nine month period ended September 30, 2015, $6.0 million (64%) in product sales was generated from one customer [2014 - $5.0 million (64%) from three customers of which one customer represented 29%, one customer represented 24%, and the other customer represented 10%].

Product sales by customer location were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30
	2015	2014	2015	2014
	$	$	$	$
China	1,120	1,366	6,043	4,772
United States	409	232	1,095	964
Asia (excluding China)	264	24	543	306
Europe	259	265	663	977
Canada	5	57	29	67
Other	368	255	886	749
Total	2,425	2,199	9,259	7,835

Product sales by type of product were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30
	2015	2014	2015	2014
	$	$	$	$
Cardiovascular	2,105	2,017	8,337	7,064
Infectious Diseases	22	4	72	83
Biodefense products	53	57	252	227
West Nile Virus (Environmental)	245	121	598	461
Total	2,425	2,199	9,259	7,835

13.	COMPARATIVE FIGURES

Certain comparative figures have been reclassified from the amounts previously reported to confirm to the presentation adopted in the current year. For the three and nine month periods ended September 30, 2014, $18,000 and $49,000 of taxes paid in China for the representative office previously presented as income taxes have been retroactively reclassified as other expenses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes. Unless otherwise specified, all dollar amounts are in Canadian dollars.

OVERVIEW

Response Biomedical develops manufactures and sells diagnostic tests for use with its proprietary RAMP® System, a portable fluorescence immunoassay-based diagnostic testing platform. Our RAMP® technology utilizes a unique method to account for sources of error inherent in conventional lateral flow immunoassay technologies, thereby providing the ability to quickly and accurately detect and quantify an analyte present in a liquid sample. Consequently, an end-user in a medical facility’s central-lab or in a point-of-care diagnostic testing setting can rapidly obtain important diagnostic information. We currently have fourteen tests available for clinical and environmental testing applications, and we have plans to commercialize additional tests.

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

Sales to the Company’s national distributor in China represented 64% of product sales in the first nine months of 2015. While this distributor met its contractual minimums for purchases of products from the Company in the first six months of the year, it advised the Company that it has built up inventory at a higher rate than its current sales to end-users. Consequently, this distributor made lower purchases from the Company during the third quarter of 2015 compared to the first two quarters of 2015. This national distributor is still in the process of expanding into additional territories within China and determining end-user buying patterns. No returns of the products purchased by the national distributor are either expected or permitted under the terms of its distribution agreement.

To address the recent expected near term reductions in our shipments to this China distributor, we implemented several cash conservation and cost reduction initiatives to extend our available cash resources during the third quarter. These actions included selected staff layoffs and work-sharing programs, reductions in discretionary spending, and additional efforts to sell inventory accumulated late in the second quarter. In parallel, our new China General Manager is now actively engaged in expanding our sales and marketing activities in China working with our distributor. As a further step to strengthen our financial position, the Company is also seeking additional financing alternatives. While the Company is pursuing these various initiatives, there is no assurance that these efforts will be sufficient to fund the Company’s operations or that quarter-over-quarter product sales will increase.

We have thus far financed our operations through a series of equity financings, debt financing, and collaborative arrangements. On October 15, 2014, we entered into a funded Technology Development Agreement and on February 16, 2015, a Collaboration Agreement with Hangzhou Joinstar Biomedical Technology Co. Ltd. (“Joinstar”) to support the co-development by Response and Joinstar of components and multiple assays that will run on a high throughput rapid immunoassay analyzer developed by Joinstar. Under the terms of the agreements, we have received milestones totaling US$2.3 million to date and are eligible to receive a further US$1.5 million in development milestones over the remaining planned six month project period. In conjunction with the signing of the Collaborative Agreement, we entered into a definitive Supply Agreement with Joinstar whereby we will provide certain materials required for Joinstar to manufacture and sell the developed assays specifically to run on their analyzer. Under the terms of the Supply Agreement, we are eligible to receive a guaranteed US$1.8 million in revenue-based payments over the first five years of commercialization of the co-developed assays. To date, commercialization of the co-developed assays has not commenced.

In addition to the Joinstar agreements, the Company has a term loan from Silicon Valley Bank (“SVB”) with an outstanding principal balance of approximately US$1.0 million as of September 30, 2015, which is being repaid monthly over the next twenty months. We believe that with a combination of some or all of the various cost reduction, cash conservation, sales and marketing, and, if necessary, financing initiatives and with the targeted execution under the Joinstar Agreements and strengthening of our China sales/distribution, based on the projected level of operations, our cash and cash equivalent balances, including cash generated from operations, will be sufficient to meet our anticipated cash requirements through the next twelve months. However, due to our history of losses, the challenges of our sales activities in our China market and uncertain success of our various cost, cash, and financing efforts, there is substantial doubt over our ability to continue as a going concern as we are dependent on meeting the development milestones required to earn the additional US$1.5 million in development fees under the Collaboration Agreement with Joinstar, achieving profitable operations, and/or additional financings, the outcomes of which cannot be predicted at this time. In the event that we are unable to generate adequate revenues, cash flow or earnings, to support our operations, or we are unable to raise sufficient capital to do so, we may be forced to cease operations and either sell our business or liquidate our assets.

RECENT DEVELOPMENTS

●

On August 6, 2015, following a successful search process, we hired Julius Wu as our new General Manager for China. We believe Mr. Wu has the background and experience to expand our sales in China, which is the key market today for Response, representing 65% of the 2015 year to date product sales and 64% of 2014 calendar year revenues, respectively.

●

On September 9, 2015, we received the fourth milestone of US$648,000 in the funded Technology Development Agreement with Joinstar. The milestone was earned upon the delivery of certain components for the high throughput rapid immunoassay analyzer developed by Joinstar.

RESULTS OF OPERATIONS

For the three month periods ended September 30, 2015 and 2014:

Revenues, Cost of Goods Sold and Gross Margin (in thousands)

	Three Months Ended September 30,		Change 2014 to 2015
	2015	2014	Increase / (Decrease)	Percent Change
Product Sales	2,425	2,199	226	10%
Collaborative revenue	1,103	-	1,103	100%
Total revenue	3,528	2,199	1,329	60%
Cost of sales	1,423	1,494	(71)	(5% )
Gross profit	$2,105	$705	$1,400	199%
Gross margin on product sales	41.3%	32.1%

Product Sales

Product sales increased 10%, or $0.2 million, during the three month period ended September 30, 2015 as compared to September 30, 2014. The change is due to an increase in sales outside of China including cardiovascular sales increasing by $0.3 million primarily due to increased sales in Asia Pacific and Latin America and non-cardiac sales increased by $0.1 million as timing of shipments fluctuate upon demand. These increases offset the $0.2 million decrease in cardiovascular sales in China due to our national distributor decreasing its purchases from us in the third quarter as they draw down their previously built up inventory.

Collaborative Revenue

Collaborative revenue was $1.1 million during the three month period ended September 30, 2015. This revenue represents the recognition of a portion of the initial payments received from Joinstar in the fourth quarter of 2014 and first quarter of 2015 and the recognition of the fourth milestone under the Collaboration agreement with Joinstar that was achieved during the quarter. There was no such revenue during the three month period ended September 30, 2014.

Gross Profit

Gross profit increased 199% during the three month period ended September 30, 2015 in comparison to the same period in 2014. Excluding the collaborative revenue, gross profit increased 25%, or $297,000. Gross margin on product sales increased by 9.2 percentage points due to the following factors:

●	Increased sales outside of China which are sold at relatively higher margins than China sales;

●	A decrease in manufacturing overhead costs in comparison to the same period in 2014 due to improved efficiencies; and

●

Inflation and foreign exchange fluctuations from an appreciated US dollar relative to the Canadian dollar during the quarter, which is significant because a substantial portion of our sales to overseas markets are priced in US dollars.

Operating Expenses (in thousands)

	Three Months Ended September 30,		Change 2014 to 2015
	2015	2014	Increase / (Decrease)	Percent Change
Research and development	786	881	(95)	(11%	)
General and administrative	596	1,294	(698)	(54%	)
Sales and marketing	493	819	(326)	(40%	)
Total Operating Expenses	$1,875	$2,994	$(1,119)	(37%	)

Research and Development Expenses

Research and development expenses decreased by 11%, or $95,000, during the three month period ended September 30, 2015 in comparison to the same period ended September 30, 2014. This was the result of lower legal and professional fees due to the timing of the collaboration negotiation with Joinstar in the prior year and lower salaries due to higher government funding which offsets some of our development salaries. These decreases were partially offset by higher development costs incurred during the quarter related to the Joinstar collaboration.

General and Administrative Expenses

General and administrative expenses decreased by 54%, or $698,000, during the three month period ended September 30, 2015 in comparison to the same period ended September 30, 2014. The decrease is primarily due to lower personnel costs as severance was accrued in the prior year upon the departure of our former chief executive officer. In addition, we incurred lower legal costs in the current year in comparison to 2014.

Sales and Marketing Expenses

Sales and marketing expenses decreased by 40%, or $326,000, during the three month period ended September 30, 2015 in comparison to the same period ended September 30, 2014. The decrease is primarily due to decreased personnel costs as severance was accrued in 2014 upon the departure of our former senior vice president of worldwide sales.

Other Income, Net (in thousands)

	Three Months Ended September 30,		Change 2014 to 2015
	2015	2014	Increase / (Decrease)	Percent Change
Interest expense and amortization of deferred financing costs and debt discount	215	226	(11)	(5%	)
Interest income	(2)	(3)	1	(33%	)
Other expense	12	18	(6)	100%
Foreign exchange loss	166	60	106	177%
Unrealized gain on revaluation of warrant liability	(890)	(1,472)	582	(40%	)
Total Other Income	$(499)	$(1,171)	$672	(57%	)

Interest Expense and Amortization of Deferred Financing Costs and Debt Discount

Interest expenses and amortization of deferred financing costs and debt discount remained relatively unchanged during the three month period ended September 30, 2015 compared to the same period ended September 30, 2014 as the decrease in principal was offset by an appreciated US dollar resulting in only a slightly lower interest expense.

Foreign Exchange Loss

Foreign exchange loss increased by $106,000 during the three month period ended September 30, 2015 compared to the same period ended September 30, 2014. Foreign exchange gains and losses are largely due to U.S. dollar balances of cash and cash equivalents, accounts receivable, accounts payable and SVB debt affected by the fluctuations in the value of the U.S. dollar as compared to the Canadian dollar. The increase in the loss is due to the appreciation of the U.S. dollar in 2015 versus 2014 on our net US dollar liabilities.

Unrealized Gain on Revaluation of Warrant Liability

The unrealized gain on revaluation of the warrant liability is solely due to the mark-to-market revaluation each reporting period of the outstanding warrants, issued during our 2011 rights offering. The fair market value decreased from June 30, 2015 resulting in an unrealized gain of $890,000. The fair market value is calculated using a Black-Scholes model with inputs for volatility, risk free interest rate, and expected life of the warrants. The primary reason for the decrease in the value of the liability is the decrease in the share price of our stock during the period from $0.92 to $0.46. A small change in the estimates used in the Black-Scholes pricing model may have a relatively large change in the estimated valuation of the common stock warrants.

For the nine month periods ended September 30, 2015 and 2014:

Revenues, Cost of Goods Sold and Gross Margin (in thousands)

	Nine Months Ended September 30,		Change 2014 to 2015
	2015	2014	Increase / (Decrease)	Percent Change
Product Sales	9,259	7,835	1,424	18%
Collaborative revenue	2,075	-	2,075	100%
Total revenue	11,334	7,835	3,499	45%
Cost of sales	5,719	4,639	1,080	23%
Gross profit	$5,615	$3,196	$2,419	76%
Gross margin on product sales	38.2%	40.8%

Product Sales

Product sales increased 18%, or $1.4 million, during the nine month period ended September 30, 2015 as compared to September 30, 2014. The change is due to an increase of 18%, or $1.3 million, in instrument and cardiovascular test sales —particularly in China in the first half of 2015. As mentioned above, our national distributor in China met its contractual minimums in each of the first two quarters of 2015 representing approximately 72% of sales in the first half of 2015. However, as a new national distributor still in the process of expanding into additional territories within China and determining end-user buying patterns, the national distributor built up inventory at a higher rate than its current sales to end-users. Consequently, the distributor made fewer purchases from us during the third quarter of 2015.

Collaborative Revenue

Collaborative revenue was $2.1 million during the nine month period ended September 30, 2015. This revenue represents the recognition of a portion of the initial payments received from Joinstar in the fourth quarter of 2014 and first quarter of 2015 and the recognition of the third and fourth milestones under the Collaboration agreement with Joinstar that were achieved during the period. There was no such revenue during the nine month period ended September 30, 2014.

Gross Profit

Gross profit increased 76% during the nine month period ended September 30, 2015 in comparison to the same period in 2014. Excluding the collaborative revenue, gross profit increased 11%, or $344,000. Gross margin on product sales decreased by 2.6 percentage points due to the following factors:

●	A significant increase in promotional reader placement programs intended to increase our customer base and stimulate future test sales growth;

●	An increase in our estimated product warranties;

●	An increase in the estimated volume rebate earned by our largest distributor; and

●	Inflation and foreign exchange fluctuations from an appreciated US dollar relative to the Canadian dollar during the period which partially offset the above;

Operating Expenses (in thousands)

	Nine Months Ended September 30,		Change 2014 to 2015
	2015	2014	Increase / (Decrease)	Percent Change
Research and development	2,220	2,505	(285)	(11%	)
General and administrative	1,952	2,691	(739)	(27%	)
Sales and marketing	1,626	1,948	(322)	(17%	)
Total Operating Expenses	$5,798	$7,144	$(1,346)	(19%	)

Research and Development Expenses

Research and development expenses decreased by 11%, or $285,000, during the nine month period ended September 30, 2015 in comparison to the same period ended September 30, 2014. This was the result of lower professional costs associated with the timing of clinical and regulatory work being done in 2015, which were partially offset by higher development costs related to the Joinstar collaboration.

General and Administrative Expenses

General and administrative expenses decreased by 27%, or $739,000, during the nine month period ended September 30, 2015 in comparison to the same period ended September 30, 2014. The decrease is primarily due to decreased stock based compensation and salaries and wages as a result of the resignation of our former CEO in the third quarter of 2014 and an associated severance accrual in the 2014 quarter.

Sales and Marketing Expenses

Sales and marketing expenses decreased by 17%, or $322,000, during the nine month period ended September 30, 2015 in comparison to the same period ended September 30, 2014. This was primarily the result of lower salaries and wages due to a smaller staff and severance accrued for the resignation of our senior vice president of sales in 2014.

Other Expenses (Income), Net (in thousands)

	Nine Months Ended September 30,		Change 2014 to 2015
	2015	2014	Increase / (Decrease)	Percent Change
Interest expense and amortization of deferred financing costs and debt discount	675	649	26	4%
Interest income	(7)	(12)	5	(42%	)
Other expense	17	50	(33)	(66%	)
Foreign exchange loss	300	68	232	341%
Unrealized gain on revaluation of warrant liability	(795)	(2,350)	1,555	(66%	)
Total Other Expenses (Income)	$190	$(1,595)	$1,785	(112%	)

Interest Expense and Amortization of Deferred Financing Costs and Debt Discount

Interest expenses and amortization of deferred financing costs and debt discount increased by 4%, or $26,000, during the nine month period ended September 30, 2015 compared to the same period ended September 30, 2014. The increase is primarily due to the interest and amortization costs related to the SVB debt, offset by a decrease in interest paid on the repayable leasehold improvement allowance as a result of a decrease in principal in 2015 versus 2014.

Foreign Exchange Loss

Foreign exchange loss increased by $232,000 during the nine month period ended September 30, 2015 compared to the same period ended September 30, 2014. Foreign exchange gains and losses are largely due to U.S. dollar balances of cash and cash equivalents, accounts receivable, accounts payable and SVB debt affected by the fluctuations in the value of the U.S. dollar as compared to the Canadian dollar. The increase in the loss is due to the appreciation of the U.S. dollar in 2015 versus 2014 on our net US dollar liabilities.

Unrealized Gain on Revaluation of Warrant Liability

The unrealized gain on revaluation of the warrant liability is solely due to the mark-to-market revaluation each reporting period of the outstanding warrants, issued during our 2011 rights offering. The fair market value decreased from December 31, 2014 resulting in an unrealized gain of $795,000. The fair market value is calculated using a Black-Scholes model with inputs for volatility, risk free interest rate, and expected life of the warrants. The primary reason for the decrease in the value of the liability is the decrease in the share price in comparison to December 31, 2014. A small change in the estimates used in the Black-Scholes pricing model may have a relatively large change in the estimated valuation of the common stock warrants.

Liquidity and Capital Resources

Total cash and cash equivalents and working capital at September 30, 2015, and December 31, 2014 were as follows (in thousands):

As at,	September 30, 2015	December 31, 2014
Cash and cash equivalents	$2,878	$3,221
Percentage of total assets	23%	24%
Working capital	$(1,449)	$(774)
Warrant liability	$454	$1,249
Working capital, excluding Warrant liability	$(995)	$475

As at September 30, 2015, the Company had a negative working capital balance. Included in current liabilities is a warrant liability that is required to be measured at fair value and is presented as a current liability in accordance with ASC 815. Each warrant may only be exercised on a net cashless exercise basis and no warrant may be exercised at a time when the exercise price equals or exceeds the current market price. As a result, the potential settlement of any warrant does not require any cash disbursement. Without taking into account the warrant liability mentioned above, the Company’s working capital as at September 30, 2015 is negative $995,000 (December 31, 2014 – positive $475,000). The decrease of $1.5 million during the nine months ended September 30, 2015 is primarily due to the cash used in investing and financing activities and the change in non-cash working capital.

Financial Condition

We have financed our operations primarily through equity and debt financings. As of September 30, 2015, the Company has raised approximately $107.8 million from the sale and issuance of equity securities and debt, net of issue costs. On October 15, 2014, we entered into a funded Technology Development Agreement and on February 16, 2015, a Collaboration Agreement with Joinstar to support the co-development by Response and Joinstar of components and multiple assays that will run on a high throughput rapid immunoassay analyzer developed by Joinstar. Under the terms of the agreements, we have received milestones totaling US$2.3 million to date and are eligible to receive a further US$1.5 million in development milestones over the remaining planned six month project period. We expect these funds, in part, to be used to reduce any working capital deficiency at the time they are received. In conjunction with the signing of the Collaborative Agreement, we entered into a definitive Supply Agreement with Joinstar whereby we will provide certain materials required for Joinstar to manufacture and sell the developed assays specifically to run on their analyzer. Under the terms of the Supply Agreement, we are eligible to receive a guaranteed US$1.8 million in revenue-based payments over the first five years of commercialization of the co-developed assays.

In addition to the Joinstar agreements, the Company has a term loan from SVB with an outstanding principal balance of approximately US$1.0 million as of September 30, 2015. Sales to the Company’s national distributor in China represented 64% of product sales in the first nine months of 2015. While this distributor met its contractual minimums for purchases of products from the Company in the first six months of the year, it advised the Company that it has built up inventory at a higher rate than its current sales to end-users. Consequently, this distributor made lower purchases from the Company during the third quarter of 2015 compared to the first two quarters of 2015. This new national distributor is still in the process of expanding into additional territories within China and determining end-user buying patterns. No returns of the products purchased by the national distributor are either expected or permitted under the terms of its distribution agreement

In order to address the past quarter and expected temporary decline in our shipments to this China distributor, we implemented several cash conservation and cost reduction initiatives to extend our available cash resources. These actions included selected staff layoffs and work-sharing programs, reductions in discretionary spending, and additional efforts to sell inventory accumulated late in the second quarter in anticipation of Q3 sales in China. In parallel, our new China General Manager is now actively engaged in expanding our sales and marketing activities in China working with our distributor. As a further step to strengthen our financial position, the Company is also seeking additional financing alternatives. While the Company is pursuing these various cost, sales, and financing initiatives, there is no assurance that these efforts will be sufficient to fund the Company’s operations.

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

We believe that with a combination of some or all of the various cost reduction, cash conservation, sales and marketing, and, if necessary, financing initiatives and with the targeted execution under the Joinstar Agreements and strengthening of our China sales/distribution, based on the projected level of operations, our cash and cash equivalent balances, including cash generated from operations, will be sufficient to meet our anticipated cash requirements through the next twelve months. However, due to our history of losses, the challenges of our sales activities in our China market and uncertain success of our various cost, cash, and financing efforts, there is substantial doubt over our ability to continue as a going concern as we are dependent on meeting the development milestones required to earn the additional US$1.5 million in development fees under the Collaboration Agreement with Joinstar, achieving profitable operations, and/or additional financings, the outcomes of which cannot be predicted at this time.

Ongoing Sources and Uses of Cash

Changes in Cash Flows

Changes in cash flows were as follows (in thousands):

For the Nine Months Ended September 30,	2015	2014
Cash provided by (used in) operating activities	821	(2,276)
Cash used in investing activities	(425)	(179)
Cash provided by (used in) financing activities	(739)	1,207
Decrease in cash during the period	$(343)	$(1,248)

As at September 30, 2015, our cash and cash equivalents balance was $2.9 million. The decrease in our cash and cash equivalents during the nine months ended September 30, 2015 was the result of $425,000 of cash used in investing activities and $739,000 of cash used in financing activities. These were offset by $821,000 of cash provided by operating activities. These are described in more detail below

Cash Provided By (Used In) Operating Activities

Cash provided by operating activities during the nine month period ended September 30, 2015 was $821,000 versus the $2.3 million of cash used in the prior year. The net cash provided by operating activities in 2015 was primarily the result of $869,000 of a net changed in non-cash working capital (as described below) offsetting $48,000 of cash used in operations because our cash expenses exceeded our gross profit earned on our revenue. The significant changes in non-cash working capital are as follows (in thousands):

For the Nine Months Ended September 30,	2015	2014
Trade receivables	257	552
Other receivables	(23)	85
Inventories	(46)	(331)
Prepaid expenses and other	38	(93)
Accounts payable and accrued liabilities	(72)	1,139
Deferred revenue	715	18
Total change in non-cash working capital	$869	$1,370

Explanations of the more significant net changes in working capital during the three month period ended March 31, 2015 are as follows:

●	Trade receivable balances decreased from $702,000 to $445,000 as a result of more product sales that were prepaid during the third quarter;

●	Inventory balances stayed the same at $2.1 million as we started to deplete the inventory that was built up at the end of the second quarter in anticipation of higher sales in China,

●	Accounts payable and accrued liabilities decreased from $3.9 million to $3.7 million due to the timing of vendor payments; and

●	Deferred revenue increased from $873,000 to $1.6 million as a result of the increase in prepaid orders and volume rebates accrued for future sales.

Cash Used in Investing Activities

Net cash used in investing activities for the nine month period ended September 30, 2015 and 2014 was $425,000 and $179,000 respectively which represents cash that was used primarily for the purchase of manufacturing equipment to further automate our manufacturing process which we expect will reduce unit manufacturing costs.

Cash Provided by (Used in) Financing Activities

Net cash used in financing activities in the nine month period ended September 30, 2015 is related to principal payments of our leasehold improvement allowance and the repayment of our term loan. The cash provided by financing activities in 2014 was the result of $1.7 million of debt proceeds received from SVB offset by $148,000 of deferred financing costs related to this debt and $306,000 of principal payments for the repayable leasehold improvement allowance.

Off-Balance-Sheet Arrangements

The Company does not have any off-balance sheet financing arrangements at September 30, 2015.

Tabular Disclosure of Contractual Obligations

There have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as contained in our Annual Report on Form 10K filed by the Company with the SEC on March 19, 2015.

Related Party Transactions

In December, 2014, Joinstar, and an affiliate, purchased a total of 1,800,000 common shares, which represents approximately 18% of our issued and outstanding common shares. In addition to the equity investment, we received US$1.3 million from Joinstar upon signing of the Technology Development Agreement and Collaboration Agreement. These upfront payments are being recognized into income over the expected development period and for the three and nine month periods ended September 30, 2015, $246,000 and $857,000 was recognized. These development fees are included under collaborative revenue in the consolidated statements of income (loss) and comprehensive income (loss). The unrecognized portion of the development fees are included under deferred revenue on the consolidated balance sheet.

In addition, we received US $648,000 upon achieving the fourth milestone under the Collaboration Agreement with Joinstar during the three month period ended September 30, 2015. For the three and nine month periods ended September 30, 2015, $857,000 and $1.3 million (2014 – nil) was included under collaborative revenue in the consolidated statements of income (loss) and comprehensive income (loss).

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

During the quarter ended September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are not profitable and have had negative cash flow from operations. Additionally, we were informed in the second quarter that our national distribution partner in China, who represented approximately 70% of our product sales in the first half of the year, would make less purchases from us during the third quarter of 2015.  We believe that with a combination of some or all of the various cost reduction, cash conservation, sales and marketing, and financing initiatives, and with the targeted execution under the Joinstar Agreements, based on the projected level of operations, our cash and cash equivalent balances, including cash generated from operations, will be sufficient to meet our anticipated cash requirements through the next twelve months. If additional financing is not obtained or we are unable to achieve cash flow positive operations, we will be required to reduce or restructure operations or we may be required to cease operations. We have relied primarily on debt and equity financings to fund our operations and commercialize our products. Additional capital may not be available, at such times or in amounts as needed by us. Even if capital is available, it might be on adverse terms. Any additional equity financing will be dilutive to our shareholders. If access to sufficient capital is not available as and when needed, our business will be materially impaired and we may be required to cease operations, curtail one or more product development, manufacturing improvement, or sales generation programs, attempt to obtain funds through collaborative partners or others that may require us to relinquish rights to certain technologies or product candidates, or we may be required to significantly reduce expenses, sell assets, seek a merger or joint venture partner, file for protection from creditors or liquidate all our assets.

In February 2014, we secured a US$2.5 million term loan from SVB of which an initial US$1.5 million was drawn. This term loan contains covenants that may limit our flexibility in planning for or reacting to changes in our business and our industry, including limitations on incurring additional indebtedness, making investments, granting liens and merging or consolidating with other companies. Complying with these covenants may impair our ability to finance our future operations or capital needs or to engage in other favorable business activities.

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

We have incurred significant losses to date and we expect these losses to continue for the near future. As of September 30, 2015, we had an accumulated deficit of $120.6 million and until the last two fiscal quarters, have only generated positive cash flow from operations in one other period, the first quarter of 2013. Our existing cash resources, along with the additional cash milestones anticipated from the funded development from our collaboration agreement, may not be sufficient to fund operations for at least the next twelve months. In addition, we may not be able to successfully earn the development milestones in our collaboration agreement with Joinstar on a timely basis or at all. Accordingly, there is substantial doubt about our ability to continue as a going concern. We may need to seek additional financing to support our continued operations and there are no assurances that any such financing can be obtained on favorable terms, if at all. In view of these conditions, our ability to continue as a going concern is dependent upon our ability to obtain such financing and, ultimately, on achieving profitable operations. The outcome of these matters cannot be predicted at this time. The consolidated financial statements for the nine months ended September 30, 2015 do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should we be unable to continue in business. Such adjustments could be material. If we are unable to generate sufficient revenue, positive cash flow or earnings, or raise sufficient capital to maintain operations, we may not be able to continue operating our business and be forced to sell our Company or liquidate our assets.

We have evolved from a pure development company to a commercial enterprise but to date have realized minimal operating revenues from product sales. For the nine months ended September 30, 2015 and 2014, we have a net loss of $0.4 million and $2.4 million respectively; however, excluding the non-cash unrealized loss or gain on revaluation of our warrant liability we have incurred adjusted losses of $1.2 million and $4.7 million respectively. We currently are not profitable from operations and expect that operating losses could continue in the near future. Generating revenues and profits will depend significantly on our ability to obtain sufficient financing and to successfully develop, commercialize, manufacture and market our products. The time necessary to achieve market success for any individual product is uncertain. No assurance can be given that product development efforts will be successful, that required regulatory approvals can be obtained on a timely basis, if at all, or that approved products can be successfully manufactured or marketed. Consequently, we cannot assure that we will ever generate significant revenue or achieve or sustain profitability. As well, there can be no assurance that the costs and time required to complete commercialization will not exceed current estimates. We may also encounter difficulties or problems relating to research, development, manufacturing, distribution and marketing of our products. In the event that we are unable to generate adequate revenues, cash flow or earnings, to support our operations, or we are unable to raise sufficient capital to do so, we may be forced to cease operations and either sell our business or liquidate our assets.

We must increase sales of our products and/or decrease our expenses, or we may not be able to become profitable.

Our ability to achieve and maintain profitability will depend, in part, on our ability to increase our sales volumes, including through increased purchases from our national distribution partner in China. Increasing the sales volume of our products will depend upon, among other things, our ability to:

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

Economic performance in markets we serve has been mixed, with some countries experiencing slow growth or recessions. In addition, country specific crises such as the impact of low oil prices on certain oil producing countries and economic sanctions on countries, such as Russia, may impact our sales in those specific countries. Though we cannot predict the extent, timing, or ramifications of future financial crisis, world political events, and the economic outlook in different economies, we believe that a downturn in the world's major economies and the related constraints in the credit markets will heighten a number of material risks to our business, results of operations, cash flows and financial condition, as well as our future prospects, including the following:

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

In the first quarter of 2015, we granted Shanghai Elite exclusive distribution rights to all of China excluding Taiwan, Hong Kong and Macao Special Administration Region effective April 23, 2015. We cannot predict whether our new national distributor will fully replace the sales previously provided by our former distributors or that our new national distributor will be able to accurately determine end-user buying patterns, which would have an adverse impact on our business performance in future years, as was the case in the second and third quarters of 2013 and the first quarter of 2014. Additionally, our national distributor in China made fewer purchases from us during the third quarter of 2015 as they are still trying to determine end-user buying patterns.

A substantial portion of our business is in China where we have limited direct presence to closely monitor and understand the rapidly expanding market.

Approximately 64% of our product revenue during the nine months ended September 30, 2015 came from sales of our products through our distribution channel partners in China. China is a dynamic and rapidly evolving market for medical technology including the POC diagnostic testing market in which we compete. While we have established a direct presence in China via a Representative Office to allow us to better monitor and understand this market, there is no assurance that these activities will be effective and will enable us to anticipate changes in this market or may impact the relationships that we have with existing Chinese distributors which could materially and adversely impact our product sales in China. In addition, as mentioned above, we have granted exclusive national rights to China to Shanghai Elite.

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

In May 2007, we entered into an agreement to lease a multi-use, 46,000 square foot facility in Vancouver, British Columbia, Canada. Although we have recently brought our Reader manufacturing in-house, this facility, which we have occupied as our main operation center since 2008, is significantly larger than required for our near term production requirements. The excess space is difficult to sublease due to the current layout of the company’s manufacturing operations and the significant availability of space in other buildings in the local real estate market. In addition to rental payments for the facility, we are obligated to repay with interest over the next 7.25 years the $5.3 million balance due as of September 30, 2015 on the repayable leasehold improvement allowance.

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

The collaboration with Joinstar could subject us to a number of risks, including the risk that:

●	We may not be able to control the amount and timing of resources that Joinstar will devote to the co-development and marketing of the assays;
●	Joinstar may experience financial difficulties or technical difficulties in the development of their new immunoassay analyzer; and
●	Significant changes in a Joinstar’s business strategy may adversely affect their willingness or ability to complete their obligations under our agreements.

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

We are highly dependent upon the members of our management and scientific staff, who could leave Response at any time. The loss of these key individuals could impede our ability to achieve our business goals. Our Chief Executive Officer and Senior Vice President of Worldwide Sales and Marketing resigned during the third quarter of 2014 and our General Manager in China resigned during the first quarter of 2015. The Board consequently promoted a senior executive to Chief Operating Officer and then to Chief Executive Officer during the second quarter of 2015. In addition, after a successful candidate search, we hired a new general manager for our China office during the third quarter of 2015. The Board continues to work closely and support the remaining management team and believes this team has the potential to effectively lead the company’s recovery and future growth. There can be no assurance however that the current management team can continue to improve operations and achieve strong targeted future growth due to the substantial workload facing the small leadership team.

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

We may be subject to breaches of our information technology systems, which could cause substantial harm to our business.

We maintain significant proprietary information and manage personal data and confidential information about our employees and customers.  Although cybersecurity and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access are a high priority for us, this may not successfully protect our systems against all vulnerabilities, including technologies developed to bypass our security measures.  In addition, outside parties may attempt to fraudulently induce employees or customers to disclose sensitive information in order to gain access to our secure systems and networks.

As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.  Further, because the techniques used to gain access to, or sabotage, systems often are not recognized until launched against a target, we may be unable to anticipate the correct methods necessary to defend against these types of attacks.  Any actual breach, the perceived threat of a breach or a perceived breach, could cause our customers to cease doing business with us, subject us to lawsuits, regulatory fines or other action or liability, which would harm our business, financial condition and results of operations.

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

As of September 30, 2015, we had outstanding stock options to purchase an aggregate of 1,287,631 shares, at exercise prices between $0.72 and $8.20, warrants to purchase an aggregate of 5,067,134 shares at exercise prices between $1.00 and $3.58, and 112,489 restricted share units, which in total represents 39% of our fully diluted outstanding share capitalization at that date. To the extent that these outstanding options and warrants are exercised, considerable dilution to the interests of our shareholders will occur.

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

101

The following materials from Response Biomedical Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) unaudited Consolidated Statements of Loss and Comprehensive Loss for the three and nine months ended September 30, 2015 and 2014, (ii) unaudited Consolidated Balance Sheets as of September 30, 2015, (iii) audited Consolidated Balance Sheets as of December 31, 2014, (iv) unaudited Consolidated Statements of Shareholders’ Deficit as of September 30, 2015 (v) unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (vi) unaudited Notes to Consolidated Financial Statements

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Response Biomedical Corp.
(Registrant)

Date:	November 12, 2015	/s/ Dr. Barbara R. Kinnaird
Dr. Barbara R. Kinnaird
Chief Executive Officer

Date:	November 12, 2015	/s/William J. Adams
William J. Adams
Chief Financial Officer