Form 10-K
period 2015-12-31
RESPONSE BIOMEDICAL CORP
filed 2016-03-24
CIK 806888

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant (assuming officers, directors and 10% stockholders are affiliates), based on the last sale price for such stock on June 30, 2015: $2,728,083. The Registrant has no non-voting common stock.

As of February 28, 2016, there were 9,925,256 shares of the Registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2015 Annual Meeting of Stockholders of the Registrant to be held on May XX, 2016 will be incorporated by reference into Part III of this Form 10-K.

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

RESPONSE BIOMEDICAL CORP.

Form 10-K – ANNUAL REPORT

For the Fiscal Year Ended December 31, 2015

-i-

PART I

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terms such as "may", "will", "should", "could", "would", "hope", "expects", "plans", "intends", "anticipates", "believes", "estimates", "projects", "predicts", "potential" and similar expressions intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to future events, future results, and future economic conditions in general and statements about:

●	Our future strategy, structure, and business prospects and our ability to retain distributors and increase product sales in existing and new markets;

●	The development of new products, regulatory approvals of new and existing products and the expansion of the market for our current products;

●	Implementing aspects of our business plan and strategies, including our strategy to increase our sales and distribution in China;

●	Our ability to attain and maintain profitability;

●	Our financing goals and plans;

●	Our ability to conserve cash and reduce costs; and

●	Whether and how long our existing working capital and cash flows will be sufficient to fund our operations;

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

CORPORATE INFORMATION

ITEM 1. BUSINESS

GENERAL

Response Biomedical Corp. (“Response,” “Company,” “us,” “we” or “our”) is engaged in the research, development, commercialization and distribution of diagnostic technologies for the medical central-lab testing, point of care (“POC”) testing and on-site environmental testing markets. POC, on-site diagnostic tests (or assays) are simple, non-laboratory based tests performed using portable hand-held devices, compact desktop analyzers, single-use test cartridges and/or dipsticks. RAMP® represents a paradigm in diagnostics that provides sensitive and reliable information in minutes. Response was incorporated in British Columbia in August 1980. Our principal offices are located at 1781 – 75th Avenue West, Vancouver, British Columbia, Canada and we have a representative office based in Shanghai, China. The Company’s wholly-owned US subsidiary, Response Point of Care Inc., was incorporated on November 9, 2012 in the State of Delaware. Our common stock is traded on the Toronto Stock Exchange (“TSX”) under the trading symbol “RBM” and quoted on the OTC market under the symbol “RPBIF”.

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

A large menu of tests can be run on our proprietary RAMP® system, namely:

Cardiovascular Tests

-	Troponin-I
-	Myoglobin
-	CK-MB
-	NT-proBNP
-	D-dimer (not available in the U.S.)

Vector Environmental Tests

-	West Nile virus
-	Dengue virus

Biodefense Tests

-	Anthrax
-	Small pox
-	Ricin
-	Botulinum toxin

Infectious Disease Tests

-	Influenza A + B

-	Respiratory syncytial virus (RSV)

-	Procalcitonin (PCT)

Minimal training is required to use our RAMP® System. A test is performed by adding a sample (e.g., blood, nasal or sinus mucus, saliva, water or unknown powders) containing the analyte of interest (e.g., Myoglobin, anthrax spores, etc.) mixed with a proprietary buffer and labeled antibodies to the sample well of a test cartridge. The cartridge is then inserted into the Reader, which scans the test strip and provides the result in 20 minutes or less, depending on the assay. In the absence of rapid on-site and point of care (“POC”) test results like our RAMP® test, health care providers and first responders may be forced to wait up to two (2) or more hours for a confirmatory result from a government- or hospital-run central lab.

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

Acute Myocardial Infarction (Heart Attack) Testing

Serial measurement of biochemical markers is now universally accepted as an important determinant in the diagnosis of an acute myocardial infarction (“AMI”). The ideal AMI marker is one that has high clinical sensitivity and specificity, appears soon after the onset of a heart attack; remains elevated for several days following a heart attack and can be assayed with a rapid turnaround time.1 Today, there is no single marker that meets all of these criteria, thus necessitating the need to test for multiple cardiac markers. The biochemical markers that are commonly used by physicians to aid in the diagnosis of a heart attack are Myoglobin, CK-MB, Troponin I and Troponin T. We sell tests to detect three of these markers (Myoglobin, CK-MB, and Troponin I). As seen in the figure below, cardiac markers follow a specific, predictable pattern of release kinetics following an acute coronary event. The differences in the time for each marker to reach its peak concentration has made it common practice for clinicians to make use of at least two different markers in tandem, an early marker such as Myoglobin and a later one such as Troponin I. International guidelines recommend the use of serial Troponin tests in order to identify a rising and falling pattern in Troponin I level and comparison to test-specific reference values for definitive diagnosis of heart attacks.

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

Congestive heart failure is a chronic, progressive disease in which the heart muscle weakens overall and the left ventricle becomes distended, thus impeding the heart's ability to pump enough blood to support the body's metabolic demands. CHF is the only cardiovascular disorder to show a marked increase in incidence in the past 40 years and it is expected to continue rising due in part to the aging population and better survival prospects of patients with other cardiovascular diseases.4Many patients hospitalized with CHF will need to be repeatedly hospitalized due to their hearts’ continued functional degradation over time.

Previous methods for the diagnosis and assessment of CHF, which include physical examinations and chest x-rays, are not usually conclusive, making accurate diagnoses difficult. We sell tests to detect the two primary markers for congestive heart failure, BNP and NT-proBNP. The introduction of testing for the BNP and NT-proBNP markers of the disease dramatically changed the ability of physicians to make qualified diagnoses and to more effectively monitor the success of their treatment plans because the levels of the BNP and NT-proBNP markers are elevated in the blood whenever the heart is forced to work harder. BNP and NT-proBNP tests have proven to be more accurate than any other single physical or laboratory gauge of heart failure.5 Both BNP and NT-proBNP are fragments of proBNP, a neurohormone that is released by the heart in response to increased blood pressure and volume overload causing stretching of the ventricular muscle of the heart during heart failure. Both of these markers are elevated in the blood during heart failure and are sensitive and specific indicators of congestive heart failure.

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

More than 2 million people in the US develop DVT each year. D-dimer testing can reduce length of stay and the rate of admission and discharge to the Emergency Room. D-dimer may improve medical outcome.7

Infectious Disease Testing

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

11 CDC. http:www.cdc.gov/flu/about/disease/us_flu-related_deaths.htm (MMWR 2010; 52(33): 1057-1062)

12 http://www.cdc.gov/flu/keyfacts.htm.

13 CDC. http:www.cdc.gov/RSV

14 http://www.cdc.gov/RSV/

Procalcitonin (PCT)

Procalcitonin (“PCT”) is a biomarker elevated in the blood of patients suffering from sepsis, also known as blood poisoning. Physicians today use PCT to distinguish bacterial sepsis from other causes of similar symptoms15,16 .Sepsis is a global problem, afflicting nearly 30 million people annually17 . The incidence of sepsis continues to increase by 2% - 9% per year18,19. Despite advances in critical care medicine, sepsis is the leading cause of death in intensive care units in the US and is listed as one of the most expensive conditions treated in US hospitals, with costs exceeding $20 billion annually20,21. Early detection and treatment of sepsis has been proven to improve patient outcomes and reduce healthcare costs22,23. The traditional methods of sepsis diagnosis can take 24 hours or more, lack sensitivity and specificity and frequently do not correlate to the level of severity of the illness24.

ON-SITE ENVIRONMENTAL TESTING

Environmental tests are generally considered to be products and services used to detect and quantify substances and microbes in the environment that may have potentially harmful effects in humans. We participate in two distinct areas of the environmental market. The first is biodefense, where our RAMP® products are used for the detection and identification of threatening biological agents. The second is the vector environmental testing market, where RAMP® products are used to test samples from mosquito pools for West Nile Virus and Dengue Virus to monitor the threat to humans.

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

15 Uzzan et al. Procalcitonin as a diagnostic test for sepsis in critically ill adults and after surgery or trauma: a systematic review and meta-analysis. Crit Care Med 2006. 34:1996-2003.

16 Schuetz et al. Procalcitonin for diagnosis of infection and guide to antibiotic decisions: past, present and future. BMC Medicine 2011. 9:107-15

17 Fleischmann et al. Global burden of sepsis: a systematic review. Critical Care 2015, 19(Suppl 1): P21.

18 Angus et al. Epidemiology of severe sepsis in the United States: Analysis of incidence, outcome, and associated costs of care. Crit Care Med 2001. 29(7): 1303-1310.

19 Martin G. Sepsis, severe sepsis and septic shock: changes in incidence, pathogens and outcome. Expert Rev Anti Infect Ther 2012. 10(6):701-706.

20 Müller et al. Calcitonin precursors are reliable markers of sepsis in a medical intensive care unit. Crit Care Med 2000. 28(4): 977-983.

21 Torio et al. National Inpatient Hospital Costs: The Most Expensive Conditions by Payer, 2011. HCUP Statistical Brief #160. August 2013. Agency for Healthcare Research and Quality, Rockville, MD.

22 Kumar et al. Duration of hypotension before initiation of effective antimicrobial therapy is the critical determinant of survival in human septic shock. Crit Care Med 2006. 34:1589-1596.

23 Shorr et al. Economic implications of an evidence-based sepsis protocol: can we improve outcomes and lower costs? Crit Care Med 2007. 35(5):1257-1262.

24 McGee et al. Procalcitonin: clinical utility in diagnosing sepsis. Clin Lab News 2009. 35(7).

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

VECTOR ENVIRONMENTAL TESTING

West Nile Virus (“WNV”) is an arbovirus that can cause a fatal neurological disease in humans and is commonly found in North America, Europe, Africa, the Middle East, and West Asia. In the first ten years of prevalence in the United States, the Center for Disease Control (“CDC”) reported an average mortality rate of 5-10% and over 1,100 WNV deaths.  The virus is mainly transmitted to people through the bites of infected mosquitoes, thus mosquito surveillance programs for WNV have been successfully implemented in the US to monitor and mitigate the spread of the virus.

Dengue virus is a Flavivirus that is transmitted from mosquitoes to humans and leads to Dengue Fever, a potentially life-threatening illness. Dengue virus is a global concern, infecting an estimated 400 million people each year in over 100 countries, resulting in approximately 100 million cases of Dengue fever, a severe flu-like illness that can be fatal. The RAMP® Dengue test is the first protein based quantitative test for the detection of Dengue Virus in mosquitoes. In an independent evaluation of the technology, the CDC showed that the RAMP® Dengue test could detect a single positive infected mosquito for each of the four (4) serotypes of the Dengue virus, gave no false positives and did not cross-react with other Flaviviruses.

The RAMP® Vector Environmental tests are used by state health labs, vector control groups and local government agencies to monitor for these viruses in their local mosquito populations and to determine the need for vector control efforts as well as public health notifications.

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

In China, we sell our RAMP® and RAMP® 200 readers, as well as our Myoglobin, CK-MB, Troponin I, D-dimer and NT-proBNP tests to Shanghai Elite Biotech Co., Ltd. (“Shanghai Elite”) under the RAMP® brand. Effective March 3, 2016 Shanghai Elite no longer has exclusive rights to sell our products in China. In Japan, our distributor, Shionogi & Co., Ltd. (“Shionogi”), sells a rapid quantitative test for BNP under its own brand name. Effective January 5, 2016, the marketing of BNP in Japan has been restructured to Alere Medical Co., Ltd. (“Alere Japan”). Alere Japan is now the exclusive national distributor in Japan for the marketing and sales of Response manufactured BNP tests and readers.

We have agreements with regional distributors that sell our RAMP® cardiovascular products in the United States and various countries in Asia, Latin and South America, Europe and the Middle East.

INFECTIOUS DISEASE TESTING MARKETS

INFLUENZA A + B AND RSV

In the United States, we sell our RAMP® 200 reader as well as our Influenza A + B and RSV tests primarily to Fisher HealthCare, which then distributes these RAMP®-branded readers and tests directly to end-users, nationwide. These tests provide hospitals with reliable and objective electronic results in approximately 15 minutes.

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

PCT

Our RAMP® Procalcitonin test has received Health Canada approval and CE Mark in early 2016 and therefore, is cleared to be marketed in Canada and select countries in the European Union.

ON-SITE ENVIRONMENTAL TESTING MARKETS

Environmental tests are generally considered to be products and services used to detect and quantify substances and microbes in the environment that have potentially harmful effects to humans. We participate in two distinct areas of the environmental market. The first is biodefense, where our RAMP® tests are used for the detection and identification of threatening biological agents. The second is the vector environmental testing market, where our RAMP® tests are used to test samples from mosquito pools for West Nile Virus and Dengue Virus to monitor the threat of the disease to humans.

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

VECTOR ENVIRONMENTAL TESTING MARKETS

The market for our WNV and Dengue tests is comprised of the following end users: state public health/veterinary labs, mosquito control districts and universities. We estimate that approximately 300,000 tests are performed throughout North America each year to screen for WNV. We have a sole distribution agreement with ADAPCO Inc., the largest distributor of mosquito control products in the United States.

KEY SALES AND DISTRIBUTION AGREEMENTS

SHANGHAI ELITE BIOTECH CO., LTD. (SHANGHAI ELITE)

In 2013, we signed a distribution agreement with Shanghai Elite authorizing them to exclusively market our Cardiovascular POC readers and tests, which were approved by the China Food and Drug Administration (CFDA) in November 2013, in the East, Central, South, and Southwestern provinces of China. In 2015, this agreement was amended to expand the territory for Shanghai Elite to all of China excluding Taiwan, Hong Kong and Macao Special Administration Region. Effective March 3, 2016 Shanghai Elite no longer has exclusive rights to sell our products in China.

HANGZHOU JOINSTAR BIOMEDICAL TECHNOLOGY CO. LTD. (JOINSTAR)

On October 15, 2014, we announced that we had entered into a funded Technology Development Agreement with Hangzhou Joinstar Biomedical Technology Co. Ltd. (“Joinstar”) to support the co-development of components and multiple assays that will run on a high throughput rapid immunoassay analyzer developed by Joinstar. Joinstar related entities purchased 1,800,000 of our common shares of at a price of $1.21 per share for net proceeds of $2.0 million on December 12, 2014. Under the terms of the Technology Development Agreement, Joinstar paid US$560,000 upon the signing of the Technology Development Agreement on October 15, 2014 and US$720,000 upon the signing of the Collaborative Agreement, which was signed on February 16, 2015. We received three additional milestones in 2015 totaling a further US$1.73 million. We are eligible to receive a further US$792,000 in development milestones over the development period. In conjunction with the signing of the Collaborative Agreement, we entered into a definitive Supply Agreement with Joinstar whereby we will provide certain materials required for Joinstar to manufacture and sell the developed assays specifically to run on their analyzer. Under the terms of the Supply Agreement, we are eligible to receive a guaranteed US$1.78 million in revenue-based payments over the first five years of commercialization of the co-developed assays.

ANALYTICA LTD. (ANALYTICA)

In 2012, we signed a distribution agreement with Analytica, amended in 2012 and 2013, authorizing them to exclusively market our Cardiovascular readers and tests in the Russian Federation.

SHIONOGI & CO., LTD. (SHIONOGI) / ALERE MEDICAL CO., LTD (ALERE)

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

As mentioned above, effective January 5, 2016, Alere Japan became the exclusive national distributor in Japan for the marketing and sales of Response manufactured BNP tests and readers. Shionogi will continue to supply biological reagents to Response under separate license and supply agreements.

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

COMPETITION

MEDICAL POINT-OF-CARE (POC) MARKET

The medical POC test market is comprised of five basic segments: clinical chemistry, hematology, immunoassay, blood glucose and urinalysis, plus miscellaneous other tests. Dozens of companies sell qualitative POC tests in these segments, and several have substantially greater financial resources and larger, more established marketing, sales and service organizations than we do. Few companies, however, participate in the quantitative POC immunoassay market. The following table summarizes our key known competitors in the POC testing market:

Test Market Segment
Company	Cardiac Markers	CHF Marker	Drugs of Abuse	Sepsis	Flu and Infectious Disease	Pregnancy / Ovulation	Blood Gases/ Electrolytes	Coagulation
Response Biomedical Corp.	√	√		√	√			√
Abbott Point of Care Inc.	√(1)	√				√	√	√
Alere Inc.	√	√	√		√	√	√	√
Becton Dickinson Corporation					√
Radiometer	√	√		√		√	√
Mitsubishi Chemical Medience Corporation (2)	√	√		√		√
Quidel Corporation					√	√
Roche Diagnostics (3)	√	√	√				√	√
(1)	Only Troponin I, CK-MB and BNP cardiac tests at this time.
(2)	Mitsubishi Pathfast weighs 33kg, which for some would not be considered a POC system but rather a small laboratory analyzer.
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

Alere Inc. (formerly Inverness Medical Innovations Inc.), or Alere, has sold a three-in-one quantitative immunoassay and reader system for cardiac markers (CK-MB, Troponin I and Myoglobin) on the market since 1999 and is currently one of the leading participants in quantitative POC cardiovascular testing on the basis of market share, revenues and technology. They also sell a “shortness of breath” panel cartridge, which includes Myoglobin, CK-MB, Troponin I, BNP and D-dimer. In 2007, Biosite Incorporated (Biosite) was acquired by Inverness Medical Innovations in a transaction valued at $1.68 billion. Based on published list prices for the Biosite products and data from the completed multi-site clinical study entitled “Evaluation of a point-of-care assay for cardiac markers for patients suspected of acute myocardial infarction,”25 we believe that RAMP® has several advantages over the competing Biosite products including product performance and menu flexibility.

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

25 Munjal I, Gialanella P, Goss C, McKitrick JC, Avner JR, Quiulu Pan, Litman C, Levi ML, J Clin Micro 2011Mar 49(3):1151-3.

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

A number of independent studies have been conducted on biodefense tests. Our RAMP® Anthrax Test has been evaluated at four sites in the United States and Canada: DRDC Suffield,26 a division of the Canadian Department of National Defense; the Maryland State Department of Health;27 Intertox Inc.,28 a Seattle-based public and occupational health firm, and, Edgewood Chemical Biological Center, part of the U.S. Army's Aberdeen proving ground, and AOAC testing.29 Data from these four evaluations show that our RAMP® Anthrax Test meets or exceeds its product claims of reliably detecting less than 4,000 live spores, with 99 percent confidence in specificity. The CDC defines a lethal dose of anthrax as 10,000 spores.

26 Defense Research and Development Canada, July, 2002.

27 Maryland State Department of Health, March 2002.

28 Intertox Inc., July 2002.

29 The U.S. Army Aberdeen Proving Ground, November 2004.

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

VECTOR ENVIRONMENTAL MARKET

Our main competitor in the rapid on-site vector environmental testing market is VecTor Test Systems Inc. who sells qualitative tests for the detection of viruses such as WNV, Chikungunya, Malaria, Dengue, SLE, EEE and WEE among others.

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

The primary raw materials required to manufacture a test cartridge consist of: antibody reagents, nitrocellulose membrane and injection molded plastic parts to act as housing for the cartridge assembly. There are several different components required to perform the test that are included with the Kit. These are a sample transfer device, a solution for diluting the test sample and reagent-containing tips (for placing the sample being tested into the cartridge). For Readers, the primary raw materials are electronics and mechanical components, optical components, display screens and an injection molded plastic housing. We purchase these primary raw materials from unaffiliated domestic and international suppliers, some of which are sole suppliers. If any single-source supplier were no longer able to supply a component, we may experience a delay while we identify and enter into a purchase arrangement with an alternate supplier. Interruptions in the delivery of these materials or services could adversely impact the Company.

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

As of December 7, 2003, all medical devices sold in the countries of the European Union (“EU”) are required to be compliant with the EU In-Vitro Diagnostic Directive. All new in-vitro diagnostic devices must bear a mark, called the CE Mark, to be registered and legally marketed in the EU after that date. The regulatory requirements for marketing are based on the classification of the individual products and EU member countries are not allowed to impose any additional requirements on medical device manufacturers other than the language used in product labeling. In April 2003, we fulfilled the requirements of the EU In-Vitro Diagnostic Directive Essential Requirements for our three RAMP® cardiac tests and RAMP® Reader; in December 2006, we registered our NT-proBNP test as well as our RAMP® liquid cardiac marker controls used by laboratories to verify Kit performance and user technique; in May 2009, we registered our RAMP® 200 Reader, in December 2009, we registered our Influenza A+B Test and in September, 2010 our RSV Test. In November 2012, we received the CE mark for D-dimer, capable of the quantification of D-dimer in the blood important for detecting a variety of thrombotic disorders. In May 2013, we received CE Mark for our second generation RAMP® Cardiac Controls used by laboratories to verify Kit performance and user technique. These controls are manufactured for us by a European company who holds the 510(k) clearance with the FDA. Through the EC Declaration of Conformity, we are entitled to apply the CE Mark to these products. In January 2016, we received CE Mark for our Procalcitonin test. As with the FDA, future RAMP® tests may have different classifications, which would require ISO 13485 registration as well as a technical file review by a registration organization, known as a Notified Body, prior to authorization to apply the CE Mark.

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

As of March 23, 2012, we have received FDA premarket clearance for Myoglobin, CK-MB, Troponin I and NT-proBNP on our RAMP® Reader for POC and central-lab use and Influenza A+B and RSV on our RAMP® 200 reader for POC and central-lab use. In January 2013, documentation of extensive internal validation testing was completed as required by the FDA guidance “Replacement Reagent and Instrument Family Policy”, to allow for the addition of the 510(k) cleared RAMP® 200 as a central laboratory analyzer for use with the 510(k) cleared RAMP® Troponin I, NT-proBNP, CK-MB and Myoglobin cardiovascular tests. This testing demonstrated that the RAMP® Reader and the RAMP® 200 give equivalent results when the cardiac products are used in a laboratory setting. We concluded that additional 510(k) clearance of the RAMP® 200 use with the cardiovascular products was not required under the FDA’s regulations. Our D-dimer and PCT assays are not cleared by the FDA in the U.S.

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

In Canada, in vitro diagnostics are regulated by the Therapeutic Products Directorate of Health Canada (“TPD”) and are licensed for sale through submission to the TPD. The timeline for approval is similar to that of the FDA’s 510(k) process. As of January 2003, all new and existing class II, III and IV Medical Device Licenses (“MDL”) in Canada also require a valid International Organization for Standardization (“ISO”), 13485 or ISO 13488 Quality System Certificate from a registrar recognized by the Canadian Medical Devices Conformity Assessment System (“CMDCAS”). We achieved registration to the ISO 13485:2003 standard in April 2004. An MDL was issued for our Myoglobin Assay and Reader in 2002. MDLs were received for our RAMP® CK-MB Assay and RAMP® Troponin I Assay in August 2004; for our RAMP® NT-proBNP Assay in June 2007, and for our RAMP® liquid cardiac marker controls used by laboratories to verify Kit performance and user technique. These controls are manufactured for us by a U.S. company who holds the 510(k) clearance with the FDA. An MDL was received for our RAMP® Influenza A+B Assay and RAMP® 200 reader in May 2009. An MDL was received for our RAMP® RSV Assay in May 2010. In October 2012, we received an MDL from Health Canada for our RAMP® D-dimer Assay. In May 2013, we received an MDL from Health Canada as a private labeler for our second generation RAMP® Cardiac Controls. In January 2016, we received an MDL from Health Canada for our RAMP® PCT Assay.

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

Clinical consultants are used to support in-house resources where necessary to develop protocols and prepare regulatory submissions for government agencies such as the FDA and the TPD. We completed multi-center clinical trials for our RAMP® Myoglobin Assay and our RAMP® Reader in 2001, for our RAMP® CK-MB Assay and our RAMP® Troponin I Assay in November 2003, for our RAMP® NT-proBNP Assay in November 2006 and for our Influenza A+B Assay and our RAMP® 200 reader in May 2007, and for our RAMP® RSV Assay in November 2008. We completed a single site clinical study to determine the reference range for our RAMP® D-dimer Assay in August 2012. We completed a single site clinical study to determine the reference range for our RAMP® PCT Assay in October 2015.

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

Vector Environmental Testing

There is no regulatory clearance required for our RAMP® West Nile Virus or RAMP® Dengue tests because it is only used for testing mosquitoes.

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

RESEARCH AND DEVELOPMENT EXPENDITURES

Research and development activities relate to development of new tests and test methods, clinical trials, product improvements and optimization, activities required under our research collaborations and enhancement of existing products. Our research and development expenses, which consist of personnel costs, facilities, materials and supplies, regulatory and clinical trial activities and other related expenses were $2.9 million, $3.5 million, and $2.4 million for the years ended December 31, 2015, 2014, and 2013, respectively.

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

RISKS ATTENDANT TO FOREIGN OPERATIONS AND DEPENDENCE

63% of our sales in 2015 were generated from China primarily through Shanghai Elite whose territory was expanded to encompass all of China in early 2015, thus resulting in a greater dependence on Shanghai Elite’s performance. Shanghai Elite met its contractual minimums for purchases of products from us in the first half of the year. In August 2015, Shanghai Elite advised us that they had built up inventory at a higher rate than their end user sales at the time. As a result, they made lower purchases than their contractual minimums during the second half of the year. Effective March 3, 2016 Shanghai Elite no longer has exclusive rights to sell our products in China.

FINANCIAL INFORMATION AND INDUSTRY SEGMENTS

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

The geographical distribution of our product sales is as follows (in thousands):

Years ended December 31,	2015	2014	2013
	$	$	$
China	7,516	6,906	7,153
United States	1,379	1,246	1,670
Russia	991	1,031	918
Japan	521	378	625
Canada	42	73	35
Other	1,524	1,194	1,130
Total	11,973	10,828	11,531

Product sales by type of product were as follows (in thousands):

Years ended December 31,	2015	2014	2013
	$	$	$
Cardiovascular	10,826	9,785	10,056
Infectious Diseases	122	163	450
Biodefense products	312	360	403
Vector Environmental	713	520	622
Total	11,973	10,828	11,531

For further information, please see Item 6 (“Selected Financial Data”).

WORKING CAPITAL

Please see Item 6 (“Selected Financial Data”) and Item 7 (“Management's Discussion and Analysis of Financial Condition and Results of Operations").

EMPLOYEES

On December 31, 2015, we had 56 full-time employees.

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

ITEM 1A.     RISK FACTORS

We operate in a rapidly changing environment that involves numerous uncertainties and risks. If any of the following risks actually occur, our business could be harmed and the trading price of our common stock could decline. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. In evaluating our business, you should carefully consider the following risks in addition to the other information in this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.

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

We are not profitable and although we have positive cash flows from operations in 2015, we historically have had negative cash flow from operations. We believe that with a combination of some or all of various cost reduction, cash conservation, sales and marketing, and financing initiatives, and with the targeted execution under the Joinstar Agreements, and strengthening of our China sales/distribution, based on the projected level of operations, our cash and cash equivalent balances, including cash generated from operations, will be sufficient to meet our anticipated cash requirements through the next twelve months. If we are unable to sustain cash flow positive operations and we are unable to obtain additional financing, we will be required to reduce or restructure operations or we may be required to cease operations. We have historically relied primarily on debt and equity financings to fund our operations and commercialize our products. Additional capital may not be available, at such times or in amounts as needed by us. Even if capital is available, it might be on adverse terms. Any additional equity financing will be dilutive to our shareholders. If access to sufficient capital is not available as and when needed, our business will be materially impaired and we may be required to cease operations, curtail one or more product development, manufacturing improvement, or sales generation programs, attempt to obtain funds through collaborative partners or others that may require us to relinquish rights to certain technologies or product candidates, or we may be required to significantly reduce expenses, sell assets, seek a merger or joint venture partner, file for protection from creditors or liquidate all our assets.

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

We have incurred significant losses to date and we expect these losses to continue for the near future. As at December 31, 2015, we had an accumulated deficit of $120.4 million and until the last three quarters, have only generated positive cash flow from operations in one other period, in the first quarter of 2013. Our existing cash resources, along with cash generated from operations, may not be sufficient to fund operations for at least the next twelve months. In addition, we may not be able to successfully achieve the last development milestone in our collaboration agreement with Joinstar on a timely basis, or at all. Accordingly, there is substantial doubt about our ability to continue as a going concern. We may need to seek additional financing to support our continued operations and there are no assurances that any such financing can be obtained on favorable terms, if at all. In view of these conditions, our ability to continue as a going concern is dependent upon our ability to obtain such financing and, ultimately, on sustaining profitable operations. The outcome of these matters cannot be predicted at this time. The consolidated financial statements for the year ended December 31, 2015 do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should we be unable to continue in business. Such adjustments could be material. If we are unable to generate sufficient revenue, positive cash flow or earnings, or raise sufficient capital to maintain operations, we may not be able to continue operating our business and be forced to sell our Company or liquidate our assets.

We have evolved from a pure development company to a commercial enterprise but to date have realized minimal operating profits from product sales. For the years ended December 31, 2015, 2014 and 2013, we have a net loss of $0.2 million, $2.1 million, and $6.0 million, respectively; however, excluding the non-cash unrealized loss or gain on revaluation of our warrant liability we have incurred adjusted losses of $1.1 million, $6.1 million, and $3.9 million. This fiscal year is the first time we have generated income from operations but there is uncertainty if this will continue. Generating revenues and profits will depend significantly on our ability to obtain sufficient financing and to successfully develop, commercialize, manufacture and market our products. The time necessary to achieve market success for any individual product is uncertain. No assurance can be given that product development efforts will be successful, that required regulatory approvals can be obtained on a timely basis, if at all, or that approved products can be successfully manufactured or marketed. Consequently, we cannot assure that we will ever generate significant revenue or achieve or sustain profitability. As well, there can be no assurance that the costs and time required to complete commercialization will not exceed current estimates. We may also encounter difficulties or problems relating to research, development, manufacturing, distribution and marketing of our products. In the event that we are unable to generate adequate revenues, cash flow or earnings, to support our operations, or we are unable to raise sufficient capital to do so, we may be forced to cease operations and either sell our business or liquidate our assets.

We must increase sales of our products and/or decrease our expenses, or we may not be able to become profitable or sustain profitability.

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

Economic performance in markets we serve has been mixed, with some countries experiencing slow growth or recessions. In addition, country specific crises such as the impact of low oil prices on certain oil producing countries and economic sanctions on countries such as Russia may impact our sales in those specific countries. Although we cannot predict the extent, timing, or ramifications of future financial crisis, world political events, and the economic outlook in different economies, we believe that a downturn in the world's major economies and the related constraints in the credit markets will heighten a number of material risks to our business, results of operations, cash flows and financial condition, as well as our future prospects, including the following:

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

In the first quarter of 2015, we granted Shanghai Elite exclusive distribution rights to all of China excluding Taiwan, Hong Kong and Macao Special Administration Region effective April 23, 2015. We cannot predict whether our new national distributor will fully replace the sales previously provided by our former distributors or that Shanghai Elite will be able to accurately determine end-user buying patterns, which would have an adverse impact on our business performance in future years, as was the case in the second and third quarters of 2013 and the first quarter of 2014. Additionally, our national distributor in China made fewer purchases from us during the third and fourth quarters of 2015 as they are still trying to determine end-user buying patterns. Effective March 3, 2016 Shanghai Elite no longer has exclusive rights to sell our products in China.

A substantial portion of our business is in China where we have limited direct presence to closely monitor and understand the rapidly expanding market.

Approximately 62% of our product revenue during the year ended December 31, 2015 came from sales of our products through our distribution channel partner in China. China is a dynamic and rapidly evolving market for medical technology including the POC diagnostic testing market in which we compete. While we have established a direct presence in China via a Representative Office to allow us to better monitor and understand this market, there is no assurance that these activities will be effective and will enable us to anticipate changes in this market or may impact the relationships that we have with existing Chinese distributors which could materially and adversely impact our product sales in China.

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

There are various operational and financial risks associated with international activity. We may face difficulties and risks in our international business, including changing economic or political conditions, export restrictions, currency risks, export controls relating to technology, compliance with existing and changing regulatory requirements, tariffs and other trade barriers, longer payment cycles, problems in collecting accounts receivable, reimbursement levels, government mandated price reductions, reduced protection for intellectual property, potentially adverse tax consequences, limits on repatriation of earnings, the burdens of complying with a wide variety of foreign laws, nationalization, war, insurrection, terrorism and other political risks and factors beyond our control. In addition, sales to countries such as Russia may be disrupted by short and long-term international sanctions, which may involve the requirement to obtain export licenses, the cessation of business activities in those countries, implementations of compliance programs, and prohibitions on the conduct of our business. As a consequence, these potential international risks may prevent us from selling our products in certain jurisdictions, lead to competitive products similar to ours developed and sold without properly licensing our IP, may make it very difficult or even impossible to collect on accounts receivable or may impose a variety of additional expenses on our business such that we cannot sell our products at a profit. For international sales, we price and invoice our products primarily in U.S. dollars and consequently incur a U.S./Canadian foreign exchange risk. Similarly, our customers in countries that do not have the U.S. dollar as their home currency, such as China and Russia, may face additional pricing pressure if the U.S. dollar moves unfavorably against their home currency. We also expect that there may be a greater requirement in the future for sales to European customers to be priced and invoiced in Euros. Any significant adverse change in currency exchange rates may negatively impact our profit margins such that we may not be able to generate positive cash flow or earnings from our operations. To date, we have not made any provision for a currency-hedging program. We periodically evaluate options to mitigate our exposure to currency fluctuations, but there can be no assurance that we will be able to do so.

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

As a result, we must monitor, on an on-going basis, our compliance with economic sanctions, if any, and the level of U.S. origin components contained in our products that may lead to more of our products being subject to U.S. controls. If we inadvertently violate U.S. export control and economic sanction laws, significant penalties that could include fines, termination of our ability to export our products, and/or referral for criminal prosecution may be imposed against us, our management, or other employees. These penalties may have a material adverse effect on our business, operating results, and financial condition.

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

In the Vector environmental testing market, our primary competitor is VecTor Test Systems Inc. VecTor Test Systems Inc markets and sells a product for the rapid detection of WNV, Chikungunya, Malaria, Dengue, SLE, EEE and WEE among other tests..

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

In May 2007, we entered into an agreement to lease a multi-use, 46,000 square foot facility in Vancouver, British Columbia, Canada. Although we have recently brought our Reader manufacturing in-house, this facility, which we have occupied as our main operation center since 2008, is significantly larger than required for our near term production requirements. The excess space is difficult to sublease due to the current layout of the company’s manufacturing operations and the significant availability of space in other buildings in the local real estate market. In addition to rental payments for the facility, we are obligated to repay with interest over the next 7 years the $5.2 million balance due as of December 31, 2015 on the repayable leasehold improvement allowance.

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

We are currently party to a collaboration agreement and related supply agreement with Joinstar. The success of the collaboration agreement and the timing of our receipt of the development milestones is dependent on our and Joinstar’s success in the co-development of components and assays to be run on a new immunoassay analyzer developed by Joinstar. In addition, since marketing and distribution of the co-developed assays will be the responsibility of Joinstar, we are dependent on the success of their marketing efforts under the supply agreement. Additionally, the collaboration and related supply agreements contain limited non-compete clauses that prevent us from developing an instrument that has the same specific attributes of the Joinstar instrument as well as prevents us from developing similar assays that would run on such an instrument during the terms of the agreements.

The collaboration with Joinstar could subject us to a number of risks, including the risk that:

●	We may not be able to control the amount and timing of resources that Joinstar will devote to the co-development and marketing of the assays;
●	Joinstar may experience financial difficulties or technical difficulties in the development of their new immunoassay analyzer; and
●	Significant changes in a Joinstar’s business strategy may adversely affect their willingness or ability to complete their obligations under our agreements.
●	The limited non-compete clauses may inhibit our ability to enter into a strategic partnership with a Company with an instrument that has the same specific attributes of the Joinstar instrument during the terms of the agreements.

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

We are highly dependent upon the members of our management and scientific staff, who could leave Response at any time. The loss of these key individuals could impede our ability to achieve our business goals. Our Chief Executive Officer and Senior Vice President of Worldwide Sales and Marketing resigned during the third quarter of 2014 and our General Manager in China resigned during the first quarter of 2015. The Board consequently promoted a senior executive to Chief Operating Officer and then to Chief Executive Officer during the second quarter of 2015. In addition, we have hired additional staff for our China office during the third and fourth quarters of 2015. The Board continues to work closely and support the remaining management team and believes this team has the potential to effectively lead the company’s recovery and future growth. There can be no assurance however that the current management team can continue to improve operations and achieve strong targeted future growth due to the substantial workload facing the small leadership team.

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

ASC 718 could also adversely impact our ability to provide accurate guidance on our future financial results as assumptions that are used to estimate the fair value of stock-based payments are based on estimates and judgments that may differ from period to period. For instance, we may be unable to accurately predict the timing, amount, and form of future stock-based payments to employees or directors. We may also be unable to accurately predict the amount and timing of the recognition of tax benefits associated with stock-based payments, as they are highly dependent on the exercise behavior of our employees, and the price of our stock relative to the exercise and fair value of each outstanding stock option.

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

As of December 31, 2015, we had outstanding stock options to purchase an aggregate of 1,533,022 shares, at exercise prices between $0.60 and $6.80, warrants to purchase an aggregate of 5,049,445 shares at exercise prices between $1.00 and $3.58, and 112,489 restricted share units, which in total represents 34% of our fully diluted outstanding share capitalization at that date. To the extent that these outstanding options and warrants are exercised, considerable dilution to the interests of our shareholders will occur.

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

Our common stock is currently listed for trading in Canada on the Toronto Stock Exchange (“TSX”). Our common stock is also quoted in the United States on the OTC. Shareholders may find it more difficult to dispose of or to obtain accurate quotations as to the price of our securities than if the securities were traded on a national securities exchange like The New York Stock Exchange, the NASDAQ Stock Market or the NYSE Amex LLC. The continued listing of our common stock on the TSX is currently under review. We have been granted 30 days from March 21, 2016 to demonstrate compliance with the continued listing requirements of the TSX. In the event we are unable to continue with the listing of our common stock on the TSX, other listing alternatives exist for reporting issuers in the U.S. and Canada, including the TSX Venture Exchange.

ITEM 2.     PROPERTIES.

Our business offices are located in Vancouver, British Columbia. In May 2007, we entered into an agreement to lease a multi-use, 46,000 square foot facility. The facility has housed all of our operations since March 31, 2008 and requires us to pay approximately $185,000 per month in rent and operating expenses. Initial capital modifications to the facility were paid by the landlord and managed by us. The agreement has an initial term of 15 years with two five-year renewal options. To secure the lease, we are required to maintain a security deposit with the landlord in the form of an irrevocable letter of credit in the amount of $870,000. As a result of our realizing an operating profit for calendar 2015, we are permitted to reduce the security deposit to 33% of the of the original amount . As part of the agreement, we received a repayable leasehold improvement allowance for an amount of $7.8 million, used for additional improvements to the facility. The allowance is being repaid over the term of the operating lease at approximately $89,000 per month including interest at an annual rate of 11%, compounded monthly.

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

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATEED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET FOR COMMON EQUITY

Our common stock is traded on the Toronto Stock Exchange (TSX) under the trading symbol “RBM” and quoted on the OTC under the symbol “RPBIF”. As of February 28, 2016, there were 9,925,256 shares of our common stock outstanding held by approximately 1,500 stockholders of record and 2 beneficial stockholders. The high and low sales prices of our common stock as reported on the TSX for the periods indicated are as follows:

	HIGH	LOW
	(in CDN $)	(in CDN $)
Response Biomedical Corp.
YEAR ENDED DECEMBER 31, 2014
First quarter	$1.94	$1.41
Second quarter	1.60	1.41
Third quarter	1.80	1.22
Fourth quarter	1.37	0.70

YEAR ENDED DECEMBER 31, 2015
First quarter	$1.00	$0.66
Second quarter	0.92	0.68
Third quarter	0.99	0.38
Fourth quarter	0.80	0.34

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

SALES OF UNREGISTERED SECURITIES

On December 12, 2014, the Company closed a non-brokered private placement with Joinstar of 1,800,000 common shares at a price of $1.21 per common share for total gross proceeds of $2.2 million before share issuance costs of approximately $150,000. The offering was exempt under Rule 506 of Regulation D promulgated under Securities Exchange Act of 1934, as amended (Rule 506).

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

REPURCHASES OF EQUITY SECURITIES

We did not repurchase any of our equity securities during the year ending December 31, 2015.

ITEM 6.     SELECTED FINANCIAL DATA

The selected historical financial information presented below for each of the five years ended December 31, 2011 through to 2015, has been derived from our consolidated financial statements prepared in accordance with U.S. GAAP.

The information below should be read in conjunction with our consolidated financial statements, the related notes thereto and the information contained in "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations".

Year ended December 31,	2015	2014	2013	2012	2011
Consolidated Statements of Income Data:
Product sales	$11.973	$10,828	$11,531	$11,750	$9,024
Collaborative revenue	3,445	186	-	-	450
Total revenue	$15,418	$11,014	$11,531	$11,750	$9,474
Cost of sales	7,339	6,647	6,588	7,504	6,969
Gross profit	8,079	4,367	4,943	4,246	2,505
Operating expenses	7,794	9,400	8,147	8,449	7,392
Income/(loss) from operations	285	(5,033)	(3,204)	(4,203)	(4,887)
Other expense / (income)	435	(2,943)	2,794	1,078	484
Net loss	$(150)	$(2,090)	$(5,998)	$(5,281)	$(5,371)
Loss per common share - basic and diluted	$(0.02)	$(0.26)	$(0.89)	$(0.82)	$(2.72)
Weighted average common shares outstanding - basic and diluted	9,879,148	8,025,143	6,747,369	6,437,158	1,972,171

As of December 31,	2015	2014	2013	2012	2011
Consolidated Balance Sheets Data:
Total assets	$11,806	$13,628	$14,204	$14,348	$20,893
Long-term obligations	6,082	7,411	7,063	7,633	8,236
Total shareholders' equity/(deficit)	(711)	(894)	(1,482)	321	4,976

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes, included in Item 8 of this Report. Unless otherwise specified, all dollar amounts are Canadian dollars.

OVERVIEW

Response Biomedical Corp. develops manufactures and sells diagnostic tests for use with its proprietary RAMP® System, a portable fluorescence immunoassay-based diagnostic testing platform. Our RAMP® technology utilizes a unique method to account for sources of error inherent in conventional lateral flow immunoassay technologies, thereby providing the ability to quickly and accurately detect and quantify an analyte present in a liquid sample. Consequently, an end-user in a medical facility’s central-lab or in a point-of-care diagnostic testing setting can rapidly obtain important diagnostic information. We currently have sixteen tests available for clinical and environmental testing applications, and we have plans to commercialize additional tests.

Sales to the Company’s national distributor in China represented 62% of product sales during the year ended December 31, 2015. While this distributor met its contractual minimums for purchases of products from the Company in the first six months of the year, it advised the Company that it has built up inventory at a higher rate than its current sales to end-users. Consequently, this distributor made lower purchases from the Company during the last two quarters of the year compared to the first two quarters of 2015. This national distributor is still in the process of expanding into additional territories within China and determining end-user buying patterns. No returns of the products purchased by the national distributor are either expected or permitted under the terms of its distribution agreement.

To address the recent expected near term reductions in our shipments to this China distributor, we implemented several cash conservation and cost reduction initiatives during the third quarter in 2015 to extend our available cash resources. These actions included selected staff layoffs and work-sharing programs, reductions in discretionary spending, and additional efforts to sell inventory accumulated late in the second quarter. In parallel, our China office staff are now actively engaged in expanding our sales and marketing activities in China working with our distributor. As a further step to strengthen our financial position, the Company is also seeking additional financing alternatives. While the Company is pursuing these various initiatives, there is no assurance that these efforts will be sufficient to fund the Company’s operations or that quarter-over-quarter product sales will increase.

We have thus far financed our operations through a series of equity financings, debt financings, and collaborative arrangements. On October 15, 2014, we entered into a funded Technology Development Agreement and on February 16, 2015, a Collaboration Agreement with Hangzhou Joinstar Biomedical Technology Co. Ltd. (“Joinstar”) to support the co-development by Response and Joinstar of components and multiple assays that will run on a high throughput rapid immunoassay analyzer developed by Joinstar. Under the terms of the agreements, we have received milestones totaling US$3.0 million to date and are eligible to receive a further US$0.8 million for the last development milestone that is expected to be paid to Response during the remaining six month project period. In conjunction with the signing of the Collaborative Agreement, we entered into a definitive Supply Agreement with Joinstar whereby we will provide certain materials required for Joinstar to manufacture and sell the developed assays specifically to run on their analyzer. Under the terms of the Supply Agreement, we are eligible to receive a guaranteed US$1.78 million in revenue-based payments over the first five years of commercialization of the co-developed assays. To date, commercialization of the co-developed assays has not commenced.

In addition to the Joinstar agreements, the Company has a term loan from Silicon Valley Bank (“SVB”) with an outstanding principal balance of approximately US$0.9 million as of December 31, 2015, which is being repaid monthly over the next seventeen months. We believe that with a combination of some or all of the various cost reduction, cash conservation, sales and marketing, and, if necessary, financing initiatives and with the targeted execution under the Joinstar Agreements and strengthening of our China sales/distribution, based on the projected level of operations, our cash and cash equivalent balances, including cash generated from operations, will be sufficient to meet our anticipated cash requirements through the next twelve months. However, due to our history of losses, the challenges of our sales activities in our China market and uncertain success of our various cost, cash, and financing efforts, there is substantial doubt over our ability to continue as a going concern as we are dependent on expanding distribution in China and meeting the development milestones required to earn the additional US$0.8 million in development fees under the Collaboration Agreement with Joinstar, achieving profitable operations, and/or additional financings, the outcomes of which cannot be predicted at this time. In the event that we are unable to generate adequate revenues, cash flow or earnings, to support our operations, or we are unable to raise sufficient capital to do so, we may be forced to cease operations and either sell our business or liquidate our assets.

RECENT DEVELOPMENTS

●

On February 6, 2015, we announced that we had expanded the scope of our agreement with Shanghai Elite to distribute our Cardiovascular portfolio of RAMP® products effective April 23, 2015. Under the agreement, Shanghai Elite became our exclusive national distributor in China. Effective March 3, 2016 Shanghai Elite no longer has exclusive rights to sell our products in China.

●

On February 16, 2015, we announced that we had earned the second milestone of US$720,000 in the funded Technology Development Agreement with Joinstar. We received the milestone payment upon the signing of the definitive Collaboration Agreement.

●

On April 14, 2015, we earned the third milestone of US$360,000 in the Collaboration Agreement with Joinstar. We earned the milestone upon the delivery of certain components for the high throughput rapid immunoassay analyzer developed by Joinstar.

●	On May 19, 2015, we announced that Dr. Barbara Kinnaird, Ph.D. was promoted to our Chief Executive Officer.

●	On August 6, 2015, following a successful search process, we hired Julius Wu as our new General Manager for China..

●

On September 9, 2015, we received the fourth milestone of US$648,000 in the funded Collaboration Agreement with Joinstar. We earned this milestone during the quarter ended September 30, 2015 upon the delivery of certain components for the high throughput rapid immunoassay analyzer developed by Joinstar.

●

On November 19, 2015, we announced that we received notice that the Toronto Stock Exchange (“TSX”) has initiated a review of the continued listing of our common shares. The TSX initiated its review because the price of our shares traded below $0.68 for 30 consecutive trading days, and as a result, the market value of the publicly held common shares (as defined by the TSX) did not meet the minimum threshold of $2 million required under the TSX rules. TSX rules exclude shares held by certain of our significant shareholders and directors and officers, which total approximately 70% of our outstanding shares, from their calculation. As of March 21, 2016, the TSX has granted a thirty (30) day extension of their review.

●

On December 8, 2015, we announced that, effective January 5, 2016, Alere Medical Co., Ltd. (“Alere Japan”) became the exclusive national distributor in Japan for the marketing and sales of Response manufactured BNP tests and readers. Shionogi & Co. Ltd will continue to supply biological reagents to us under separate license and supply agreements.

●

On December 30, 2015, we announced that we earned the fifth milestone of US$720,000 in the Collaboration Agreement with Joinstar. We earned this milestone upon the receipt of certain reports for the high throughput rapid immunoassay analyzer developed by Joinstar.

●

On January 11, 2016, we announced that we received Health Canada approval and CE Mark for our new RAMP® diagnostic test that measures levels of Procalcitonin (“PCT”). PCT is a biomarker elevated in the blood of patients suffering from sepsis.

●

On February 18, 2016, we announced that we launched the RAMP® Dengue Environmental test at the American Mosquito Control Association annual general meeting. The RAMP® Dengue Environmental test is a rapid, quantitative test for detection of Dengue antigen in mosquitoes that transmit Dengue virus.

RESULTS OF OPERATIONS

REVENUES, COST OF GOODS SOLD AND GROSS MARGIN (IN THOUSANDS EXCEPT PERCENTAGES)

	Year ended December 31,			Change 2014 to 2015		Change 2013 to 2014
	2015	2014	2013	Increase / (Decrease)	Percent Change	Increase / (Decrease)	Percent Change
Product sales	11,973	10,828	11,531	1,145	11%	(703)	(6% )
Collaborative revenue	3,445	186	-	3,259	1,752%	186	100%
Total revenue	15,418	11,014	11,531	4,404	40%	(517)	(4% )
Cost of Sales	7,339	6,647	6,588	692	10%	59	1%
Gross profit	8,079	4,367	4,943	3,712	85%	(576)	12%
Gross margin on product sales	38.7%	38.6%	42.9%

FISCAL 2015 VERSUS FISCAL 2014

Product Sales

Product sales increased 11%, or $1.1 million, in fiscal 2015 as compared to fiscal 2014. The change is due primarily to an increase in worldwide instrument and cardiovascular test sales worldwide with the largest increase coming from China. As mentioned above, our national distributor in China met its contractual minimums in each of the first two quarters of 2015 but as a new national distributor still in the process of expanding into additional territories within China and determining end-user buying patterns, they built up inventory at a higher rate than their current sales to end-users. Consequently, the distributor made fewer purchases from us during the second half of 2015.

Collaborative Revenue

Collaborative revenue increased by $3.3 million in fiscal 2015 due to recognition of revenue associated with the collaboration with Joinstar signed in the fourth quarter of 2014. We earned three of the four substantive milestones under the collaboration agreement during the year ended December 31, 2015.

Gross Profit

Gross profit increased 85%, or $3.7 million, in fiscal 2015 as compared to fiscal 2014. Excluding the collaborative revenue, gross profit increased 11%, or $0.5 million. Gross margin on product sales stayed relatively the same due to the following factors:

●	A 4% decrease in manufacturing overhead costs leading to a lower cost per unit; and
●	Inflation and foreign exchange fluctuations from an appreciated US dollar relative to the Canadian dollar during the year.

Offsetting the above was:

●	A significant increase in subsidized promotional reader placement programs intended to increase our customer base and stimulate future test sales growth;
●	An increase in our estimated product warranties; and
●	An increase in the volume rebate earned by our largest distributor.

FISCAL 2014 VERSUS FISCAL 2013

Product Sales

Product sales decreased 6%, or $0.7 million, in fiscal 2014 as compared to fiscal 2013. The change in total revenue is due to the following:

●	Cardiovascular sales decreased 2.7%, or $0.3 million, primarily due to reduced sales in China as a result of the transition to new distribution partners in the fourth quarter of 2013; and

●

Infectious disease, Biodefense and West Nile Virus sales decreased 29%, or $0.4 million, primarily due to lower sales of Influenza tests during the first quarter of 2014 compared with the first quarter of 2013, because the flu season was more severe during the first quarter of 2013;

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

Gross Profit

Gross profit decreased 12%, or $0.6 million, in fiscal 2014 as compared to fiscal 2013. The change in total gross profit is primarily due to the decrease in product sales of 6% and a decrease in gross margin on product sales to 38.6% from 42.9% in fiscal 2013. This decrease in gross margin is primarily due to the following:

●	A decrease in the sale of our higher margin products (Infectious disease, Biodefense, and West Nile Virus ) described under Product Sales above;
●	An increase in promotional reader placement programs implemented during the year intended to stimulate future test sale growth;
●	A $0.3 million increase in the amount of inventory provided for or written off related to scrapped, expired, obsolete or damaged inventory; and
●	A 2%, increase in unit manufacturing costs as inflationary cost factors outweighed productivity gains during the year.

OPERATING EXPENSES (IN THOUSANDS EXCEPT PERCENTAGES)

	Year ended December 31,			Change 2014 to 2015			Change 2013 to 2014
	2015	2014	2013	Increase / (Decrease)	Percent Change		Increase / (Decrease)	Percent Change
Research and development	2,901	3,525	2,402	(624)	(18%	)	1,123	47%
General and administrative	2,564	3,297	3,574	(733)	(22%	)	(277)	(8% )
Sales and marketing	2,329	2,578	2,171	(249)	(10%	)	407	19%
Total operating expenses	7,794	9,400	8,147	(1,606)	(17%	)	1,253	15%

FISCAL 2015 VERSUS 2014

Research and Development Expenses

Research and development expenses decreased by 18%, or $0.6 million. This was the result of lower legal and professional costs associated with the timing of clinical and regulatory work being done in 2015, which were partially offset by higher development costs related to the Joinstar collaboration and development of our new PCT and Dengue tests.

General and Administrative Expenses

General and administrative expenses decreased by 22%, or $0.7 million. The decrease is primarily due to decreased stock based compensation and salaries and wages as a result of the resignation of our former CEO in the third quarter of 2014 and an associated severance accrual in 2014.

Sales and Marketing Expenses

Sales and marketing expenses decreased by 10%, or $0.2 million. This was primarily the result of lower salaries and wages due to a smaller staff and severance accrued for the resignation of our senior vice president of sales in 2014 offset by higher marketing costs incurred in China.

FISCAL 2014 VERSUS FISCAL 2013

Research and Development Expenses

Research and development expenses increased by 47%, or $1.1 million. The increase is primarily due to a $0.9 million increase in professional fees and development costs associated with increased product development, clinical and regulatory work and a $0.2 million increase in salaries and wages primarily the result of a reduction in government funding support that funds some of our research and development salaries and wages.

General and Administrative Expenses

General and administrative expenses decreased by 8%, or $0.3 million. The decrease is primarily due to a $0.3 million decrease in stock based compensation expense, a $0.2 million decrease in legal and professional fees and overhead costs due primarily to a decrease in the amount of legal work required in 2014. This was offset by a $0.1 million increase in salaries and wages as a result of higher severance costs that more than offset the savings from reduced headcount in 2014.

Sales and Marketing Expenses

Sales and marketing expenses increased by 19%, or $0.4 million. The increase is primarily due to a $0.3 million increase in salaries and wages and recruiting costs as a result of severance incurred in 2014 and an increase in the number of sales employees in the U.S. and China. The remaining increase is due to higher travel and marketing expenditures due to an increase tradeshow and conference presence.

OTHER EXPENSE/(INCOME), NET (IN THOUSANDS EXCEPT PERCENTAGES)

	Year ended December 31,			Change 2014 to 2015			Change 2013 to 2014
	2015	2014	2013	Increase / (Decrease)	Percent Change		Increase / (Decrease)	Percent Change
Interest expense and amortization of deferred financing costs and debt discount	878	874	696	4	0%		178	26%
Interest income	(10)	(15)	(15)	5	(33%	)	-	0%
Other (income)/expense	43	68	(17)	(25)	(37%	)	85	(500%	)
Foreign exchange loss	472	132	16	340	258%		116	725%
Unrealized (gain) loss on revaluation of warrant liability	(948)	(4,002)	2,114	3,054	(76%	)	(6,116)	(289%	)
Total Other Expenses /(Income)	435	(2,943)	2,794	3,378	(115%	)	(5,737)	(205%	)

FISCAL 2015 VERSUS 2014

Interest Expense and Amortization of Deferred Financing Costs and Debt Discount

Interest expenses and amortization of deferred financing costs and debt discount increased by $4,000. The increase is primarily due to the interest and amortization costs related to the SVB debt offset by a decrease in interest paid on the repayable leasehold improvement allowance as a result of a decrease in principal in 2015 versus 2014.

Other (Income)/Expense

Other expenses represent business taxes paid for the operations of our representative office in Shanghai, China. Tax is owed based on a percentage of operating expenses incurred. The expense decreased due to reduced costs in 2015 in our representative office.

Foreign exchange loss

Foreign exchange loss increased by 258%, or $0.3 million. Foreign exchange gains and losses are largely due to U.S. dollar balances of cash and cash equivalents, accounts receivable, accounts payable, and debt affected by the fluctuations in the value of the U.S. dollar as compared to the Canadian dollar. The increase in the loss is due to the appreciation of the U.S. dollar in 2015 versus 2014 on our net US dollar liabilities.

Unrealized (gain) loss on revaluation of warrant liability

The unrealized gain on revaluation of the warrant liability is solely due to the mark-to-market revaluation of the outstanding warrants each reporting period. The fair market value decreased from December 31, 2014 resulting in an unrealized gain of $0.9 million. The fair market value is calculated using a Black-Scholes model with inputs for volatility, risk free interest rate, and expected life of the warrants. The primary reason for the decrease in the value of the liability is the decrease in the fair market value of the shares of the Company in relation to December 31, 2014. A small change in the estimates used in the Black-Scholes pricing model may have a relatively large change in the estimated valuation of the common stock warrants.

FISCAL 2014 VERSUS 2013

Interest Expense and Amortization of Deferred Financing Costs and Debt Discount

Interest expenses and amortization of deferred financing costs and debt discount increased by 26%, or $0.2 million. The increase is primarily due to the interest and amortization costs related to the SVB debt offset by a decrease in interest paid on the repayable leasehold improvement allowance as a result of a decrease in principal in 2014 versus 2013.

Other (Income)/Expense

Other expenses represent business taxes paid for the operations of our representative office in Shanghai, China. Tax is owed based on a percentage of operating expenses incurred. The increase is due to tax paid on a full year’s of expenses in 2014 versus a partial year in 2013.

Foreign exchange loss

Foreign exchange loss increased by 725%, or $0.1 million. Foreign exchange gains and losses are largely due to U.S. dollar balances of cash and cash equivalents, accounts receivable, accounts payable, and debt affected by the fluctuations in the value of the U.S. dollar as compared to the Canadian dollar.

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

LIQUIDITY AND CAPITAL RESOURCES (IN THOUSANDS EXCEPT PERCENTAGES)

Total cash and cash equivalents and working capital at December 31, 2015 and 2014 were as follows:

	2015	2014
Cash and cash equivalents	$2,511	$3,221
Percentage of total assets	21%	24%
Working capital	(1,315)	(774)
Warrant liability	301	1,249
Working capital, excluding Warrant liability	(1,014)	475

As at December 31, 2015, the Company had a negative working capital balance. Included in current liabilities is a warrant liability that is required to be measured at fair value and is presented as a current liability in accordance with ASC 815. Each warrant may only be exercised on a net cashless exercise basis and no warrant may be exercised at a time when the exercise price equals or exceeds the current market price, which means that the potential settlement of any warrant does not require any cash disbursement. Without taking into account the warrant liability mentioned above, the Company’s working capital as at December 31, 2015 is negative $1.0 million (December 31, 2014 - $0.5 million). The decrease of $1.5 million during the year ended December 31, 2015 is primarily due to the cash used in investing and financing activities.

FINANCIAL CONDITION

We have financed our operations primarily through equity and debt financings. As of December 31, 2015, the Company has raised approximately $107.8 million from the sale and issuance of equity securities and debt, net of issue costs. On October 15, 2014, we entered into a funded Technology Development Agreement and on February 16, 2015, a Collaboration Agreement with Joinstar to support the co-development by Response and Joinstar of components and multiple assays that will run on a high throughput rapid immunoassay analyzer developed by Joinstar. Under the terms of the agreements, we have received milestones totaling US$3.0 million to date and are eligible to receive a further US$0.8 million in development milestones over the remaining six month project period. We expect these funds, in part, to be used to reduce working capital deficiencies, if any, at the time they are received. In conjunction with the signing of the Collaborative Agreement, we entered into a definitive Supply Agreement with Joinstar whereby we will provide certain materials required for Joinstar to manufacture and sell the developed assays specifically to run on their analyzer. Under the terms of the Supply Agreement, we are eligible to receive a guaranteed US$1.78 million in revenue-based payments over the first five years of commercialization of the co-developed assays. In addition to the Joinstar agreements, the Company has a term loan from SVB with an outstanding principal balance of approximately US$0.9 million as of December 31, 2015.

Sales to the Company’s national distributor in China represented 62% of product sales during the year ended December 31, 2015. While this distributor met its contractual minimums for purchases of products from the Company in the first six months of the year, it advised the Company that it has built up inventory at a higher rate than its current sales to end-users. Consequently, this distributor made lower purchases from the Company during the last two quarters of 2015 compared to the first two quarters of 2015. We are continuing to work with the national distributor we used in 2015 on a non-exclusive basis while it is in the process of expanding into additional territories within China and determining end-user buying patterns. No returns of the products purchased by the national distributor are either expected or permitted under the terms of its distribution agreement.

In order to address this recent and expected temporary decline in our shipments to this China distributor, we implemented several cash conservation and cost reduction initiatives to extend our available cash resources during the year. These actions included selected staff layoffs and work-sharing programs, reductions in discretionary spending, and additional efforts to sell inventory accumulated late in the second quarter in anticipation of Q3 sales in China. In parallel, our China office staff are now actively engaged in increasing our sales and marketing activities in China working with our distributor and expanding distribution. As a further step to strengthen our financial position, the Company is also seeking additional financing alternatives. While the Company is pursuing these various cost, sales, and financing initiatives, there is no assurance that these efforts will be sufficient to fund the Company’s operations.

Cash flows from operations are generally impacted by our level of quarterly sales and our ability to manage operating expenses. However, increased quarter over quarter growth also requires additional working capital in the form of higher accounts receivable and greater inventory balances to meet the increased demand. We expect that we will have net negative cash flow over the next several quarters until our growth initiatives and Joinstar milestone provide sufficient cash flow to cover internal operating expenses, capital purchases and provide the additional working capital required to support the growth. In addition, we continue to require cash for our contractual debt and other obligations outlined below.

We believe that with a combination of some or all of the various cost reduction, cash conservation, sales and marketing, and, if necessary, financing initiatives and with the targeted execution under the Joinstar Agreements and strengthening of our China sales/distribution, based on the projected level of operations, our cash and cash equivalent balances, including cash generated from operations, will be sufficient to meet our anticipated cash requirements through the next twelve months. However, due to our history of losses, the challenges of our sales activities in our China market and uncertain success of our various cost, cash, and financing efforts, there is substantial doubt over our ability to continue as a going concern as we are dependent on meeting the development milestones required to earn the additional US$0.8 million under the Collaboration Agreement with Joinstar, achieving profitable operations, and/or additional financings, the outcomes of which cannot be predicted at this time.

ONGOING SOURCES AND USES OF CASH

Changes in Cash Flows (in thousands):

Year ended December 31,	2015	2014	2013
Cash provided by (used in) operating activities	813	(2,292)	(1,272)
Cash used in investing activities	(449)	(410)	(196)
Cash provided by (used in) financing activities	(1,093)	2,954	2,348
Increase/(decrease) in cash during the period	$(710)	$263	$878

As at December 31, 2015, the Company had cash and cash equivalents balance of $2.5 million as a result of a $0.7 million decrease in cash during the year. The cash decrease was primarily the result of cash used in investing and financing activities offset by cash provided by operating activities described below:

Cash Provided by / (Used in) Operating Activities (in thousands):

During the year ended December 31, 2015, we generated $0.8 million in cash from operating activities, compared to using $2.3 million and $1.3 million during the years ended December 31, 2014 and 2013 respectively. The cash generated from operating activities was the result of a net loss of $0.1 million, adjusted for the total effects of non-cash adjustments of $0.9 million. In addition, changes in working capital excluding cash were as follows:

Year ended December 31,	2015	2014	2013
Trade receivables	242	175	662
Other receivables	(11)	23	25
Inventories	237	194	(459)
Prepaid expenses and other	50	(57)	90
Accounts payable and accrued liabilities	(680)	1,196	956
Deferred revenue	247	777	(181)
Net change in working capital excluding cash	$85	$2,308	$1,093

The net changes in working capital during 2015 were primarily due to the following:

●

Accounts payable and accrued liabilities decreased from $3.9 million to $3.3 million due to the payment of severance costs accrued but not fully paid in 2014 and the timing of vendor payments during the year;

●	Deferred revenue increased from $873,000 to $1.3 million primarily the result of the increase in prepaid orders and volume rebates accrued for future sales;
●	Trade receivable balances decreased from $702,000 to $466,000 as a result of more product sales that were prepaid during the year; and
●

Inventory balances decreased from $2.1 million to $1.8 million primarily due to an effort to reduce raw material inventories in response to the reduction in Chinese product sales mentioned above and improved inventory management processes.

Cash Used in Investing Activities

Net cash used in investing activities for the years ended December 31, 2015, 2014, and 2013 was $449,000, $410,000, and $196,000. This cash was primarily used for the purchase of equipment used in manufacturing and research and development activities.

Cash Provided by (Used In) Financing Activities

Net cash used in financing activities during the year ended December 31, 2015 of $1.1 million was used to repay the SVB debt and repayable leasehold improvements allowance during the year.

The net cash provided by financing activities during the year ended December 31, 2014 of $3.0 million was primarily due to the private placement with Joinstar for gross proceeds of $2.2 million offset by $154,000 of financing costs. In addition, we received $1.7 million of debt proceeds from SVB during the year. These proceeds were offset by the repayment of the SVB debt and the leasehold improvements allowance.

The net cash provided by financing activities for the years ended December 31, 2013 were primarily the result of the private placements completed in 2013 for gross proceeds of $3.1 million less $388,000 of financing costs. This offset the repayment of the repayable leasehold improvement allowance of $371,000.

CONTRACTUAL OBLIGATIONS AND CONTINGENCIES

The following table summarizes our contractual commitments as of December 31, 2015 and the effect those commitments are expected to have on liquidity and cash flow in future periods (in thousands):

Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 years	3 - 5 years	More than 5 years
Long-term debt obligations (1)	6,561	1,426	1,657	1,511	1,967
Operating lease obligations (2)	7,984	1,040	2,163	2,278	2,502
Purchase obligations (3)	2,352	1,727	446	179	-
Total	$16,897	$4,193	$4,266	$3,968	$4,469

(1) Long-term debt obligations consist of the principle and interest payments of our term loan with SVB and repayable leasehold improvement allowance. The term of the SVB debt ends on May 1, 2017. The term of the repayable leasehold improvement allowance coincides with the term of the lease mention in note (2).

(2) Operating lease obligations consist of leases of the facilities and property, plant, and equipment. These lease obligations expire on various dates between 2017 and 2023. The lease for the facility, which commenced in 2008, has a term of 15 years.

(3) Purchase obligations consist of obligations to purchase raw materials, manufacturing equipment, and other supplies from suppliers.

OFF-BALANCE-SHEET ARRANGEMENTS

As of December 31, 2015, we have no material off-balance sheet arrangement as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

RELATED PARTY TRANSACTIONS

We received US$1.28 million from Joinstar, a significant shareholder, upon signing of the Technology Development Agreement and Collaboration Agreement. These upfront payments are being recognized into income over the expected development period of which $972,000 was recognized during the year ended December 31, 2015. These development fees are included under collaborative revenue in the consolidated statements of loss and comprehensive loss. The unrecognized portion of the development fees are included under deferred revenue on the consolidated balance sheet.

In addition, we received US $1.73 million upon achieving the third, fourth, and fifth milestones under the Collaboration Agreement with Joinstar in 2015. For the year ended December 31, 2015, $2.4 million was included under collaborative revenue in the consolidated statements of loss and comprehensive loss.

During the year, we paid Orbimed Advisors, LLC, a majority shareholder, $12,000 relating to financing costs that are included under general and administrative expenses in the consolidated statements of loss and comprehensive loss.

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

On an ongoing basis, we evaluate our estimates, including those related to revenue recognition including the recognizing of revenue under the milestone method, valuation of stock based compensation, valuation of long-lived assets, tax related contingencies, recoverability of receivables, valuation of inventories, and warranty accruals. We base our estimates on historical experience and on various other assumptions, including expected trends that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

Milestone Revenue – Our collaboration agreements generally include contingent contractual payments related to achievement of specific research, development and regulatory milestones that are based in whole or in part upon our performance. Research, development and regulatory contingent contractual payments and milestone payments are typically payable under our collaborations upon completion of assay development, upon completion of clinical trial testing of the developed assay, and upon receipt of actual marketing approvals of a developed assay.

At the inception of each arrangement that includes contingent contractual payments, we evaluate whether each potential payment and milestone is substantive and at risk to both parties based on the basis of the contingent nature of the milestone event. We evaluate factors such as scientific, regulatory, and other risks that we must overcome to achieve the respective milestone event, whether the contractual payments due at each milestone event is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment and whether the contingent contractual payment relates solely to past performance. The determination of whether a milestone is substantive requires judgment by the Company.

We recognize any payment that is contingent upon the achievement of a substantive milestone entirely in the period in which the milestone is achieved. A milestone is defined as an event that can only be achieved based in whole or in part either on our performance, or the performance of our collaborators, or the occurrence of a specific outcome resulting from our past performance for which there is a substantive uncertainty at the date the arrangement is entered into that the event will be achieved.

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Currency Fluctuations and Exchange Risk

We are subject to foreign exchange risk as a significant portion of our revenues are denominated in U.S. dollars. Significant losses may occur due to significant balances of cash held in or receivables denominated in U.S. dollars that may be affected negatively by a decline in the value of the U.S. dollar as compared to the Canadian dollar. In addition, we have significant trade payables and long term debt denominated in U.S. dollars that may be negatively impacted by an increase in the value of the U.S. dollar as compared to the Canadian dollar. We mitigate foreign exchange risk by maintaining a U.S. dollar bank account for all U.S. revenues and expenditures, thereby minimizing currency exchange. A 10% depreciation or appreciation of the Canadian dollar against the U.S. dollar would result in an increase/decrease of approximately $184,000 in the our loss as a result of revaluing the Company’s balance sheet items as at December 31, 2015.

Interest Rate Risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company’s exposure to interest rate risk is limited as its restricted cash are long-term in nature and the interest rate related to both its repayable leasehold improvement allowance is fixed over the term of the debt. The Company is exposed to interest rate risk on its SVB term loan as it has a variable interest rate that will vary with changes to the Wall Street Journal Prime Rate.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED FINANCIAL STATEMENTS

(EXPRESSED IN CANADIAN DOLLARS)

(PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPALS USED IN THE UNITED STATES OF AMERICA (U.S. GAAP))

AS AT DECEMBER 31, 2015 AND 2014, AND FOR EACH OF THE THREE YEARS ENDED

DECEMBER 31, 2015

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

/s/ Dr. Barbara R. Kinnaird	/s/ William J. Adams

Dr. Barbara R. Kinnaird	William J. Adams

Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Response Biomedical Corp.

We have audited the accompanying consolidated balance sheets of Response Biomedical Corp. and its subsidiaries as of December 31, 2015 and December 31, 2014 and the related consolidated statements of loss and comprehensive loss, shareholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2015. Management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Response Biomedical Corp. and its subsidiaries as of December 31, 2015 and December 31, 2014 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

Emphasis of matter

The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the company has incurred recurring losses from operations and has an accumulated deficit at December 31, 2015 that raises substantial doubt about its ability to continue as a going concern. Management’s plans in this regard are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(signed) PricewaterhouseCoopers LLP

Chartered Accountants

Vancouver, Canada

March 24, 2016

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED BALANCE SHEETS

[SEE NOTE 2 - BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTY]

(IN THOUSANDS OF CANADIAN DOLLARS)

	December 31, 2015	December 31, 2014
ASSETS	$	$
Current
Cash and cash equivalents	2,511	3,221
Trade receivables, net [note 6]	466	702
Other receivables	100	89
Inventories [note 7]	1,819	2,056
Prepaid expenses and other	134	183
Deferred debt financing costs - current portion [note 11]	90	88
Total current assets	5,120	6,339
Deferred debt financing costs [note 11]	3	45
Long-term prepaid expenses	93	93
Restricted deposits [note 10]	901	901
Property, plant and equipment [note 8]	5,689	6,250
Total assets	11,806	13,628

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current
Accounts payable and accrued liabilities [note 6 and 9]	3,297	3,867
Term loan - current portion [note 11]	843	494
Lease inducements - current portion [note 10]	169	169
Repayable leasehold improvement allowance - current portion [note 6 and 10]	514	461
Deferred revenue	1,311	873
Warrant liability [notes 5 and 12]	301	1,249
Total current liabilities	6,435	7,113
Term loan (note 11)	360	1,004
Lease inducements [note 10]	1,028	1,197
Repayable leasehold improvement allowance [note 10]	4,694	5,208
	12,517	14,522
Commitments [note 15]
Shareholders' deficit
Common shares [note 12]	104,314	104,124
Additional paid-in capital [note 12]	15,384	15,241
Deficit	(120,409)	(120,259)
Total shareholders' deficit	(711)	(894)
Total liabilities and shareholders’ deficit	11,806	13,628

See accompanying notes

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(IN THOUSANDS OF CANADIAN DOLLARS)

	2015	2014	2013
	$	$	$
REVENUE
Product sales [note 16]	11,973	10,828	11,531
Collaborative revenue [note 2 and 13]	3,445	186	0
Total revenue	15,418	11,014	11,531

Cost of sales [notes 7, 8, 12 and 15]	7,339	6,647	6,588
Gross profit	8,079	4,367	4,943

EXPENSES [notes 8, 10, 12, 13 and 15]
Research and development	2,901	3,525	2,402
General and administrative	2,564	3,297	3,574
Sales and marketing	2,329	2,578	2,171
Total operating expenses	7,794	9,400	8,147

OTHER EXPENSES (INCOME)
Interest expense and amortization of deferred financing costs and debt discount [note 11]	878	874	696
Interest income	(10)	(15)	(15)
Other expense/(income)	43	68	(17)
Foreign exchange loss	472	132	16
Unrealized (gain) loss on revaluation of warrant liability [note 5]	(948)	(4,002)	2,114
Total other expenses (income)	435	(2,943)	2,794
Net loss and comprehensive loss for the year	(150)	(2,090)	(5,998)

Loss per common share - basic and diluted [note 12]	(0.02)	(0.26)	(0.89)

Weighted average number of common shares outstanding - basic and diluted [note 12]	9,879,148	8,025,143	6,747,369

See accompanying notes

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(IN THOUSANDS OF CANADIAN DOLLARS, EXCEPT SHARE DATA)

	Common Stock Issued and Outstanding	Additional paid in capital		Deficit	Total Shareholders' Deficit
	# of shares	$	$	$	$
Balance at December 31, 2013	7,870,925	101,945	14,742	(118,169)	(1,482)
Net loss	-	-	-	(2,090)	(2,090)
Private placement, net of issue costs	1,800,000	2,024	-	-	2,024
Net shares issued upon conversion of restricted share units	88,635	155	(155)	-	-
Net warrants issued per terms of loan	-	-	113	-	113
Stock-based compensation expense	-	-	381	-	381
Restricted share units	-	-	160	-	160
Balance at December 31, 2014	9,759,560	104,124	15,241	(120,259)	(894)
Net loss	-	-	-	(150)	(150)
Net shares issued upon conversion of restricted share units	165,696	190	(190)	-	-
Stock-based compensation expense	-	-	218	-	218
Restricted share units	-	-	115	-	115
Balance at December 31, 2015	9,925,256	104,314	15,384	(120,409)	(711)

See accompanying notes

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS OF CANADIAN DOLLARS)

Year Ended December 31,	2015	2014	2013
OPERATING ACTIVITIES	$	$	$
Net loss for the year	(150)	(2,090)	(5,998)
Add (deduct) items not involving cash:
Depreciation of property, plant and equipment	1,003	994	992
Amortization of deferred lease inducements	(169)	(170)	(171)
Amortization of deferred financing costs	88	99	-
Amortization of discount on debt	52	34	-
Restricted stock compensation	28	-	-
Stock-based compensation	218	381	660
Unrealized loss (gain) on revaluation of warrant liability	(948)	(4,002)	2,114
Unrealized foreign currency transactions	606	154	38
Changes in non-cash working capital:
Trade receivables	242	175	662
Other receivables	(11)	23	25
Inventories	237	194	(459)
Prepaid expenses and other	50	(57)	90
Accounts payable and accrued liabilities	(680)	1,196	956
Deferred revenue	247	777	(181)
Cash provided by (used in) operating activities	813	(2,292)	(1,272)

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(449)	(410)	(196)
Cash used in investing activities	(449)	(410)	(196)

FINANCING ACTIVITIES
Repayment of repayable leasehold improvement allowance	(461)	(413)	(371)
Proceeds from issuance of common shares, net of share issue costs	-	2,024	2,055
Proceeds from issuance of warrants, net of warrant issue costs	-	-	695
Proceeds from debt	-	1,661	-
Repayment of term loan	(606)	(159)	-
Debt financing cost	(26)	(159)	(31)
Cash provided by (used in) financing activities	(1,093)	2,954	2,348

Effect of exchange rate changes on cash and cash equivalents	19	11	(2)

Increase/(decrease) in cash during the year	(710)	263	878
Cash and cash equivalents, beginning of year	3,221	2,958	2,080
Cash and cash equivalents, end of year	2,511	3,221	2,958
Supplemental Disclosure:
Interest paid in cash	699	731	696
Taxes paid in cash	50	50	27

See accompanying notes

RESPONSE BIOMEDICAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (in Canadian dollars unless US noted)

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

The RAMP® System is a portable fluorescence immunoassay-based diagnostic technology that combines the performance of a clinical lab with the convenience of a dipstick test, establishing a new paradigm in diagnostic testing. Immunoassays are extremely sensitive and specific tests used to identify and measure small quantities of materials, such as proteins. A large variety of biological molecules and inorganic materials can be targeted. Accordingly, the RAMP® technology is applicable to multiple distinct market segments and many products within those segments. RAMP® tests are now commercially available for use in the early detection of heart attack, congestive heart failure, influenza A+B, the respiratory syncytial virus, environmental detection of West Nile Virus and Dengue Virus, and biodefense applications including the rapid on-site detection of anthrax, smallpox, ricin and botulinum toxin.

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

During the year ended December 31, 2015, the Company has incurred a net loss of $150,000 and negative cash flows of $710,000. As of December 31, 2015, the Company had a cash balance of $2.5 million, an accumulated deficit of $120.4 million, a shareholders’ deficit of $711,000, and a negative working capital balance of $1.3 million. In addition, the Company has various operating leases and purchase commitments for inventory (refer to note 15). Included in current liabilities is a warrant liability in the amount of $301,000 that is required to be measured at fair value and is presented as a current liability in accordance with Accounting Standards Codification Topic 815 – Derivatives and Hedging (“ASC 815”). Each warrant may only be exercised on a net cashless exercise basis and no warrant may be exercised at a time when the exercise price equals or exceeds the current market price meaning the potential settlement of any warrant does not require any cash disbursement. Without taking into account the warrant liability mentioned above, current liabilities exceed current assets by $1.0 million.

Sales to the Company’s national distributor in China represented 62% of product sales during the year ended December 31, 2015. While this distributor met its contractual minimums for purchases of products from the Company in the first six months of the year, it advised the Company that it has built up inventory at a higher rate than its current sales to end-users. Consequently, this distributor made lower purchases from the Company during the second half of 2015 compared to the first two quarters of 2015. No returns of the products purchased by the national distributor are either expected or permitted under the terms of its distribution agreement.

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

The ability of the Company to continue as a going concern is uncertain and dependent on the Company’s ability to obtain additional financing and/or achieve sustained cash flow positive operations. Management has, thus far, financed the operations through a series of equity financings, debt financing, and collaborative arrangements. The Company has received milestones totaling US$3.0 million to date from the Joinstar Agreements described in Note 2 and is eligible to receive a further US$0.8 million from the last development milestone during the remaining six month project period. In addition, under the terms of the Supply Agreement with Joinstar, Response is eligible to receive a guaranteed US$1.78 million in revenue-based payments over the first five years of commercialization of the co-developed assays.

RESPONSE BIOMEDICAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (in Canadian dollars unless US noted)

In addition to the Joinstar agreements, the Company has a term loan from Silicon Valley Bank (“SVB”) with an outstanding principal balance of approximately US$0.9 million as of December 31, 2015. Refer to note 11 for the significant terms of the loan.

Management believes that, with a combination of some or all of the various cost reduction, cash conservation, sales and marketing, and, if necessary, financing initiatives, and with the targeted execution under the Joinstar Agreements and strengthening of our China sales and distribution, based on the current level of operations and excluding out of the ordinary cash management measures, the Company’s cash and cash equivalent balances, including cash generated from operations, will be sufficient to meet the anticipated cash requirements through the next twelve months. However, due to the Company’s history of losses, there is substantial doubt over the Company’s ability to continue as a going concern as it is dependent on meeting the development milestones required to earn the additional US$0.8 million in development fees under the Collaboration Agreement with Joinstar, achieving profitable operations, or obtaining additional financing, the outcomes of which cannot be predicted at this time. The consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. Such adjustments could be material.

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

RESPONSE BIOMEDICAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (in Canadian dollars unless US noted)

Property, plant and equipment

Property, plant and equipment is recorded at cost and depreciated over the estimated useful lives using the straight-line method as follows:

Office and laboratory furniture and equipment (years)		5
Computer hardware and software (years)	2	-	3
Manufacturing equipment (years)	2	-	10
Leasehold improvements		Initial term of lease

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

Milestone Revenue - The Company’s collaboration agreements generally include contingent contractual payments related to achievement of specific research, development and regulatory milestones that are based in whole or in part upon the performance of the Company. Research, development and regulatory contingent contractual payments and milestone payments are typically payable under our collaborations upon completion of assay development, upon completion of clinical trial testing of the developed assay, and upon receipt of actual marketing approvals of a developed assay.

RESPONSE BIOMEDICAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (in Canadian dollars unless US noted)

At the inception of each arrangement that includes contingent contractual payments, we evaluate whether each potential payment and milestone is substantive and at risk to both parties based on the basis of the contingent nature of the milestone event. We evaluate factors such as scientific, regulatory, and other risks that we must overcome to achieve the respective milestone event, whether the contractual payments due at each milestone event is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment and whether the contingent contractual payment relates solely to past performance.

We recognize any payment that is contingent upon the achievement of a substantive milestone entirely in the period in which the milestone is achieved. A milestone is defined as an event that can only be achieved based in whole or in part either on our performance, or the performance of our collaborators, or the occurrence of a specific outcome resulting from our past performance for which there is a substantive uncertainty at the date the arrangement is entered into that the event will be achieved.

Collaborative Research Agreement with Joinstar – On October 15, 2014, the Company entered into a funded Technology Development Agreement with Hangzhou Joinstar Biomedical Technology Co. Ltd. (“Joinstar”) to support the co-development by Response and Joinstar of components and multiple assays that will run on a high throughput rapid immunoassay analyzer developed by Joinstar. Under the terms of the Technology Development Agreement, Joinstar paid US$560,000 upon the signing of the Technology Development Agreement on October 15, 2014 and US$720,000 upon the signing of the Collaborative Agreement, which was signed on February 16, 2015. We received three additional milestones in 2015 totaling a further US$1.73 million. Response is eligible to receive a further US$792,000 in development milestones over the project period. In conjunction with the signing of the Collaborative Agreement, Response and Joinstar entered into a definitive Supply Agreement whereby Response will provide certain materials required for Joinstar to manufacture and sell the developed assays specifically to run on their analyzer. Under the terms of the Supply Agreement, Response is eligible to receive a guaranteed US$1.78 million in revenue-based payments over the first five years of commercialization of the co-developed assays.

The Company determined that the deliverables under the arrangement were the participation on the Joint Steering Committee required in the agreement and the achievement of the development milestones outlined in the agreement. The Company determined that the milestone payments upon the signing of the Technology Development Agreement and Collaborative Agreement were not substantive milestones and the consideration related to these upfront payments is being amortized over the term of the project. The Company determined that the remaining four contingent payments are substantive milestones. The US$2.52 million in contingent milestones are broken down as follows: US$360,000 upon the delivery by Response of certain prototype components for the analyzer developed by Joinstar; US$648,000 upon the delivery of multiple assays by Response to Joinstar; US$720,000 upon the receipt of certain testing reports for the analyzer developed by Joinstar; and US$792,000 upon regulatory approval and completion of the project. Response determined that these milestones are all substantive because they are commensurate with the Company’s performance to achieve the milestones, they relate solely to past performance, and they are reasonable relative to all of the deliverables and payment terms within the arrangement. As of December 31, 2015, the Company earned all development milestones except the final one, which is to be earned upon regulatory approval and completion of the development project.

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

RESPONSE BIOMEDICAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (in Canadian dollars unless US noted)

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

Held-for-trading financial instruments are initially measured at fair value with subsequent changes in fair value recorded to net income. Held-to-maturity investments are measured at amortized cost using the effective interest method with changes in amortized cost recorded to net income. Loans and receivables and other financial liabilities are initially measured at amortized cost with subsequent changes in amortized cost recorded to net income. Transaction costs (except for transaction costs related to held-for-trading financial instruments, which are expensed as incurred) are included in the carrying amounts of financial instruments as they are carried on the consolidated balance sheet.

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

RESPONSE BIOMEDICAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (in Canadian dollars unless US noted)

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

The Company accounts for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions. The Company evaluates uncertain tax positions on a quarterly basis and considers various factors, including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. The Company includes interest and penalties related to gross unrecognized tax benefits in the provision for income taxes.

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

RESPONSE BIOMEDICAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (in Canadian dollars unless US noted)

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, “Revenue Recognition.” ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. On July 9, 2015, the FASB decided to delay the effective date of the new standard by one year. ASU 2014-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are evaluating the impact of adopting this pronouncement.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory,” (Topic 330) (“ASU 2015-11”), which amends the guidelines for the measurement of inventory. Under the amendments, an entity should measure inventory valued using a first-in, first-out or average cost method at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. We are evaluating the impact of adopting this pronouncement.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires lessees to put most leases on their balance sheets as a liability for the obligation to make lease payments and as a right-of-use asset, but recognize expenses on the income statements in a manner similar to today’s accounting. The guidance also eliminates the current real estate-specific provisions for all entities. This guidance is effective for annual period beginning after December 15, 2018. Early adoption is permitted for all entities. The Company has not chosen early adoption for this ASU and is currently evaluating its effect on the Company’s consolidated financial statements

5. FAIR VALUE MEASUREMENTS

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

RESPONSE BIOMEDICAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (in Canadian dollars unless US noted)

For certain of the Company’s financial instruments, including cash and cash equivalents, trade receivables, other receivables, and accounts payable and accrued liabilities the carrying amounts approximate fair values due to their short-term nature. The carrying value of the restricted deposits approximates its fair value due to the nature of the cash deposit. The fair value of the term loan approximates its carrying value as the effective interest rate in the term loan with SVB approximates the current market rate for the term loan. The fair value of the repayable leasehold improvement allowance approximates its carrying value as the fixed interest rate of 11% is considered to approximate the current market rate.

The fair value hierarchy level at which a financial instrument is categorized is determined on the basis of the lowest level input that is significant to the fair value measurement (in thousands):

Financial Instrument carried at fair value as of December 31, 2015

	Level 1	Level 2	Level 3	Total
Liabilities	$	$	$	$
Warrant Liability	-	-	301	301

Financial Instrument carried at fair value as of December 31, 2014

Liabilities	$	$	$	$
Warrant Liability	-	-	1,249	1,249

As of December 31, 2015, the warrant liability is recorded at its fair value of $301,000. The Company reassesses the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, contractual term of the warrant, and risk-free interest rate (refer to note 12[g]). The computation of expected volatility was based on the historical volatility of the Company’s stock. A small change in the estimates used in the Black-Scholes pricing model may have a relatively large change in the estimated valuation of the common stock warrants.

The following table presents the changes in fair value of the Company’s total Level 3 financial liabilities for the year ended December 31, 2015 (in thousands):

	Balance at December 31, 2014	Unrealized loss	Exercise of Warrants	Balance at December 31, 2015
Warrant Liability	1,249	(948)	-	301

Quantitative information about unobservable inputs used in Level 3 fair value measurements is presented below:

	Valuation Technique	Unobservable Input	As at December 31, 2015	As at December 31, 2014
Warrant Liability	Option Model	Stock Price Volatility	128%	106%

A 5% increase or decrease in stock price volatility would cause an approximate corresponding $32,000 increase or decrease to the Warrant Liability ($82,000 – December 31, 2014).

RESPONSE BIOMEDICAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (in Canadian dollars unless US noted)

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

The Company is subject to concentration risk related to its accounts receivable. The Company defines concentration risk as customers whose outstanding receivable is 10% or greater than the total receivable balance or who represent 10% or greater of total revenue. At December 31, 2015, three customers represent 58% [2014 - three customers represent 87%] of the trade receivables balance. Refer to note 16 for a discussion of concentration risk on the Company’s revenues.

The Company reviews the collectability of its accounts receivable on a regular basis and establishes an allowance for doubtful accounts based on its best estimates of any potentially uncollectible accounts. As at December 31, 2015, the balance of the Company’s allowance for doubtful accounts was nil [2014 – nil]. The amount written off during the year ended December 31, 2015 was nil [2014 - $8,000 and 2013 - nil].

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

Pursuant to their respective terms, accounts payables, accrued liabilities, the term loan, and the repayable leasehold improvement allowance are aged as follows (in thousands):

	2016	2017	2018	2019	2020	Thereafter
	$	$	$	$	$	$
Accounts payable and accrued liabilities	3,297	-	-	-	-	-
Term loan	868	362	-
Repayable leasehold improvement allowance	514	574	640	714	797	1,969
	4,679	936	640	714	797	1,969

7. INVENTORIES

Inventories are comprised of the following (in thousands):

	December 31, 2015	December 31, 2014
	$	$
Raw materials	1,083	1,212
Work in progress	328	309
Finished goods	408	535
	1,819	2,056

The carrying value of inventory as of December 31, 2015 includes a write-down and a provision for expired, obsolete, and damaged inventory in the amount of $51,000 [December 31, 2014 - $135,000]. For the year ended December 31, 2015, inventory write-downs and obsolescence charges were $272,000 [2014 - $285,000; 2013 - $25,000].

RESPONSE BIOMEDICAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (in Canadian dollars unless US noted)

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment is comprised of the following (in thousands):

		Accumulated	Net book
	Cost	amortization	value
	$	$	$

December 31, 2015
Office and laboratory furniture and equipment	1,564	1,543	21
Computer hardware and software	1,150	1,067	83
Manufacturing equipment	3,730	2,847	883
Leasehold improvements	9,828	5,126	4,702
	16,272	10,583	5,689

December 31, 2014
Office and laboratory furniture and equipment	1,549	1,537	12
Computer hardware and software	1,166	964	202
Manufacturing equipment	3,312	2,622	690
Leasehold improvements	9,810	4,464	5,346
	15,837	9,587	6,250

The following table shows depreciation expense allocated by type of cost (in thousands):

Years ended December 31,	2015	2014	2013
Cost of sales	622	628	614
Research and development	250	241	252
General and administrative	65	66	73
Sales and marketing	66	59	53
	1,003	994	992

As at December 31, 2015, $464,000 [2014 - $187,000] of manufacturing equipment was in the validation phase and not ready for use and therefore has not been depreciated.

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities comprise (in thousands):

	December 31, 2015	December 31, 2014
	$	$
Trade accounts payable	966	1,624
Employee related accounts payable and accrued liabilities	1,035	1,307
Royalties	325	287
Other accrued liabilities	971	649
	3,297	3,867

Accounts payable and accrued liabilities include $8,000 [2014 - $15,000] of additions to property, plant, and equipment and $22,000 of additions to deferred financing costs [2014 – nil] as at December 31, 2015. These amounts have been excluded from cash used in investing activities and cash provided by/(used in) financing activities respectively on the consolidated statements of cash flows for the year ended December 31, 2015, as the cash had not been disbursed. Consequently, they have also been excluded from cash provided by/(used in) operating activities.

RESPONSE BIOMEDICAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (in Canadian dollars unless US noted)

10. LEASE INDUCEMENTS

Lease agreements entered into by the Company for its offices provides for lease inducements to be provided by the landlord to the Company, which are summarized as follows (in thousands):

	December 31, 2015	December 31, 2014
	$	$
Current Portion
Rent-free inducement [i]	54	54
Non-repayable leasehold improvement allowance [ii]	115	115
	169	169
Repayable leasehold improvement allowance [iii]	514	461
Total Current Portion	683	630

Long-Term Portion
Rent-free inducement [i]	330	385
Non-repayable leasehold improvement allowance [ii]	698	812
	1,028	1,197
Repayable leasehold improvement allowance [iii]	4,694	5,208
Total Long-Term Portion	5,722	6,405
Total	6,405	7,035

The lease inducements disclosed on the consolidated balance sheets as a result of these benefits is comprised of the following:

[i]      In 2007, the Company entered into a long-term facility lease agreement that included an eight and one half month rent-free period from May 17, 2007 to February 1, 2008. The lease inducement benefit arising from the rent-free period is being amortized on a straight-line basis over the term of the operating lease as a reduction to rental expense Amortization expense for the year ended December 31, 2015 amounted to $54,000 [2014 - $54,000; 2013 - $54,000].

[ii]      The Company received a non-repayable allowance for an amount of $1.7 million for expenditures related to general upgrades to the facility. The lease inducement benefit arising from the non-repayable leasehold improvement allowance is being amortized on a straight-line basis over the balance of the term of the lease beginning April 1, 2008 as a reduction to rental expense. Amortization expense for the year ended December 31, 2015 amounted to $115,000 [2014 - $115,000; 2013 - $115,000].

[iii]     The Company received a repayable leasehold improvement for an amount of $7.8 million used for additional improvements to the facility. This lease inducement is being repaid over the term of the operating lease commencing February 1, 2008 at approximately $89,000 per month including interest calculated at an interest rate negotiated between the Company and the landlord. Principal repayments for the year ended December 31, 2015 amounted to $461,000 [2014 - $413,000; 2013 - $370,000], respectively. Interest payments for the year ended December 31, 2015 amounted to $601,000 [2014 - $649,000; 2013 - $691,000].

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

RESPONSE BIOMEDICAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (in Canadian dollars unless US noted)

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

Amortization of the deferred financing costs for the year ended December 31, 2015 was $88,000 (2014-$99,000 and 2013 – nil) and amortization of the debt discount for the year ended December 31, 2015 was $52,000 (2014-$34,000 and 2013 – nil). Both of these amounts are included in interest expense and amortization of deferred financing costs and debt discount on the consolidated statements of loss and comprehensive loss.

The term loan is comprised of the following amounts (in thousands):

	December 31, 2015	December 31, 2014
	$	$
Current portion of term loan	868	546
Current portion of unamortized debt discount	(25)	(52)
Current portion of term loan, net debt discount	843	494

Long-term portion of term loan	362	1,031
Long-term portion of unamortized debt discount	(2)	(27)
Long-term portion of term loan, net debt discount	360	1,004
Total	1,203	1,498

Future principal payments for the term loan as of December 31, 2015, are as follows (in thousands):

December 31,	$
2016	868
2017	362
Total	1,230

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

RESPONSE BIOMEDICAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (in Canadian dollars unless US noted)

At the Annual General and Special Meeting held on June 18, 2013, the Company’s shareholders’ approved a change to the Company’s 2008 stock option plan permitting the maximum shares authorized to be issued under the plan to be up to 20% of the issued and outstanding common shares outstanding at any point in time.

Of the 1,985,051 stock options authorized for grant under the 2008 Plan as at December 31, 2015, options for 1,533,022 shares were outstanding and 452,029 stock options were available for future grant.

The following assumptions were used to estimate the fair value of options granted during the years ended December 31, 2015, 2014, and 2013 using a Black-Scholes option-pricing model:

Year ended December 31,	2015	2014	2013
Risk-free interest rates	1.23%	1.98%	1.69%
Expected dividend yield	0%	0%	0%
Expected life (in years)	5.95	5.96	5.76
Expected volatility	122%	126%	123%
Fair value per stock option	$0.60	$1.20	$2.63

The expected volatility reflects the assumption that the historical volatility of common stock of the Company over a period similar to the expected life of the options is indicative of future trends. The Company estimates the risk-free interest rate using the Bank of Canada bond yield with a remaining term equal to the expected life of the option. The Company uses the simplified method for estimating the stock option term for stock option grants during the year ended December 31, 2015 as the Company has determined that the stock options are “plain vanilla” and historical share option exercises do not apply as the vesting term and contractual lives have significantly changed from those stock options exercised previously.

The total fair value of options vested during the years ended December 31, 2015, 2014, and 2013 was $217,000, $357,000, and $605,000 respectively.

Total aggregate intrinsic value represents the pre-tax intrinsic value, based on the Company’s closing stock price as of December 31, 2015, that would have been received by the option holders had all option holders exercised their stock options as of that date. The intrinsic value of the options outstanding as at December 31, 2015, 2014, 2013 was nil, nil, and $31,000 respectively. There were no stock option exercises during the years ended December 31, 2015, 2014, and 2013.

At December 31, 2015, the following stock options were outstanding:

Range of exercise price			Number of shares under option	Weighted average remaining contractual life	Weighted average exercise price	Number of options currently exercisable	Weighted average exercise price
$			#	(years)	$	#	$
0.60	-	0.92	807,924	9.63	0.70	18,190	0.88
1.02	-	1.80	228,007	7.48	1.49	166,965	1.47
2.20			354,145	6.28	2.20	345,983	2.20
3.00	-	3.10	142,321	7.22	3.09	136,071	3.10
6.80			625	0.48	6.80	625	6.80
0.6	-	6.80	1,533,022	8.31	1.39	667,834	2.17

The options expire at various dates from June 22, 2016 to December 21, 2025.

RESPONSE BIOMEDICAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (in Canadian dollars unless US noted)

Stock option transactions and the number of stock options outstanding are summarized as follows:

	Number of optioned	Weighted average
	common shares	exercise price
	#	$
Balance, December 31, 2013	1,130,628	2.08
Options granted	506,780	1.36
Options forfeited	(629,194)	1.62
Options expired	(585)	23.00
Balance at December 31, 2014	1,007,629	1.99
Options granted	869,253	0.69
Options forfeited	(342,691)	1.38
Options expired	(1,169)	8.20
Balance, December 31, 2015	1,533,022	1.38

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

	Number	Weighted average
	of RSUs	exercise price
	#	$
Balance at December 31, 2013	98,325	1.88
RSUs granted	126,688	1.27
RSUs converted to common shares	(88,665)	1.75
RSUs forfeited	-	-
RSUs expired	-	-
Balance, December 31, 2014	136,348	1.39
RSUs granted	141,837	0.81
RSUs converted to common shares	(165,696)	(1.15)
RSUs forfeited	-	-
RSUs expired	-	-
Balance, December 31, 2015	112,489	1.02

The RSUs that were granted during the years ended December 31, 2015 and 2014 were to settle a director compensation liability that was recorded in accounts payable and accrued liabilities on the consolidated balance sheets. The $115,000 of director fees paid by RSUs during the year ended December 31, 2015 (2014 - $160,000) were excluded from the change in accounts payable and accrued liabilities on the statement of cash flows.

Of the 248,131 RSUs authorized for grant under the RSU Plan as at December 31, 2015, 135,642 RSUs are available for grant.

RESPONSE BIOMEDICAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (in Canadian dollars unless US noted)

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

Of the 248,131 DSUs authorized for grant under the DSU Plan as at December 31, 2015, all are available for grant.

[f] Stock-based compensation

The following table shows stock-based compensation allocated by type of cost (in thousands):

Year ended December 31,	2015	2014	2013
	$	$	$
Cost of sales	31	36	29
Research and development	43	45	44
General and administrative	113	259	551
Sales and marketing	31	41	36
	218	381	660

As of December 31, 2015, the total unrecognized compensation expense related to stock options granted amounts to $524,000, which is expected to be recognized over a weighted average service period of 2.8 years.

[g] Common share purchase warrants

At December 31, 2015, there were 86,848,002 warrants outstanding to purchase shares of common stock, with expiry dates ranging from November 7, 2016 to December 15, 2024. Of the total 86,848,002 warrants outstanding, 86,103,744 warrants (the warrants related to the 2011 financing) entitle the holder thereof to purchase 1/20th of a common share of the Company at a price of $1.461 per whole common share; 636,557 warrants (the private placement warrants) entitle the holder thereof to purchase one common share of the Company at a price of $3.58 per common share; 52,796 warrants entitle the holder thereof to purchase one common share of the Company at a price of $1.831 per common share, and 54,905 warrants entitle the holder thereof to purchase one common share of the Company at a price of $1.00 per common share.

Common share purchase warrant transactions are summarized as follows:

	Number of	Weighted average
	warrants	exercise price
	#	$
Balance, December 31, 2013	86,757,990	0.1088
Warrants issued	107,701	1.4074
Balance, December 31, 2014	86,865,691	0.1024
Expiration of warrants	(17,689)	2.4500
Balance, December 31, 2015	86,848,002	0.1004

RESPONSE BIOMEDICAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (in Canadian dollars unless US noted)

The estimated fair value of the warrants related to the 2011 financing is reassessed at each balance sheet date using the Black-Scholes option pricing model. The following assumptions were used to value the warrants on the following balance sheet dates:

	2015	2014	2013
Risk-free interest rates	0.48%	1.00%	1.10%
Expected dividend yield	0%	0%	0%
Expected life (in years)	1	2	3
Expected volatility	128%	111%	140%
Fair value of warrant	$0.0035	$0.0355	$0.0610

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

86,848,002 warrants, 1,533,022 stock options and 112,489 restricted share units have been excluded from the computation of diluted earnings per share for the year ended December 31, 2015 as the Company has incurred a net loss during the year and their inclusion would be anti-dilutive to the loss per share (2014 – 86,865,691 warrants, 1,007,629 stock options and 136,348 restricted share units were excluded).

13. RELATED PARTY TRANSACTIONS

On October 15, 2014, the Company entered into a funded Technology Development Agreement and on February 16, 2015, a Collaboration Agreement with Hangzhou Joinstar Biomedical Technology Co. Ltd. (“Joinstar”) to support the co-development by Response and Joinstar of components and multiple assays that will run on a high throughput rapid immunoassay analyzer developed by Joinstar. Under the terms of the agreements, Response has received milestones totaling US$3.0 million to date and is eligible to receive a further US$0.8 million in development milestones over the remaining project period. In conjunction with the signing of the Collaborative Agreement, Response and Joinstar entered into a definitive Supply Agreement whereby Response will provide certain materials required for Joinstar to manufacture and sell the developed assays specifically to run on their analyzer. Under the terms of the Supply Agreement, Response is eligible to receive a guaranteed US$1.78 million in revenue-based payments over the first five years of commercialization of the co-developed assays. In addition, Joinstar related entities purchased 1,800,000 of the Company’s common shares of at a price of $1.21 per share for net proceeds of $2.0 million on December 12, 2014 making them a significant shareholder.

The Company received US$1.28 million from Joinstar upon signing of the Technology Development Agreement and Collaboration Agreement. These upfront payments are being recognized into income over the expected development period and for the year ended December 31, 2015, $972,000 was recognized (2014 – $186,000 and 2013-nil). These development fees are included under collaborative revenue in the consolidated statements of loss and comprehensive loss. The unrecognized portion of the development fees are included under deferred revenue on the consolidated balance sheet.

In addition, the Company received US $1.73 million upon achieving the third, fourth, and fifth milestones under the Collaboration Agreement with Joinstar in 2015. For the year ended December 31, 2015, $2.4 million (2014 – nil and 2013-nil) was included under collaborative revenue in the consolidated statements of loss and comprehensive loss.

During the year, the Company paid Orbimed Advisors, LLC (“OrbiMed”), a majority shareholder, $12,000 relating to financing costs that are included under general and administrative expenses in the consolidated statements of loss and comprehensive loss.

RESPONSE BIOMEDICAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (in Canadian dollars unless US noted)

14. INCOME TAXES

At December 31, 2015, the Company had approximately $53.1 million [2014 - $60.0 million] of non-capital loss carry forwards, approximately $3.3 million [2014 - $3.1 million] of federal investment tax credits and approximately $876,000 [2014 - $794,000] of provincial investment tax credits available to reduce taxable income and taxes payable for future years. These losses and investment tax credits expire as follows (in thousands):

Year of Expiry	Provincial investment tax credit	Federal investment tax credits	Non-capital loss carryforwards
2016	142	-	-
2017	205	-	-
2018	198	151	-
2019	56	227	-
2020	-	430	-
2021	28	384	-
2022	53	233	-
2023	20	168	-
2024	32	36	-
2025	142	105	-
2026	-	256	7,669
2027	-	370	8,560
2028	-	357	4,107
2029	-	101	7,217
2030	-	-	9,266
2031	-	50	5,796
2032	-	96	3,887
2033	-	35	3,166
2034	-	43	3,402
2035	-	255	-
	876	3,297	53,070

In addition, the Company has unclaimed tax deductions of approximately $13.5 million [2014 - $12.5 million] related to scientific research and experimental development expenditures available to carry forward indefinitely to reduce taxable income of future years and other deductible temporary differences of approximately $19.4 million [2014 - $19.8 million].

Significant components of the Company’s deferred tax assets are shown below (in thousands):

	2015	2014
	$	$
Future Tax Assets:
Book amortization in excess of tax capital cost allowance	2,923	2,647
Non-capital loss carry forwards	13,798	15,609
Research and development deductions and credits	6,847	6,336
Share issue costs	54	113
Unearned revenue	341	227
Free rent liability	96	110
Non-repayable lease inducements	203	232
Repayable lease inducements	1,302	1,417
Other	51	86
Total future tax assets	25,615	26,777
Valuation allowance	(25,615)	(26,777)
Net future tax assets	-	-

RESPONSE BIOMEDICAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (in Canadian dollars unless US noted)

The potential income tax benefits relating to these deferred tax assets have not been recognized in the consolidated financial statements as their realization does not meet the requirements of “more likely than not” under the liability method of tax accounting. Accordingly, a valuation allowance has been recorded and no deferred tax assets have been recognized as at December 31, 2015 and 2014.

The reconciliation of income tax attributable to operations computed at the statutory tax rate to income tax expense, using a 26.0% [2014 – 26.0%; 2013 – 25.0%] statutory tax rate is as follows (in thousands):

	2015	2014	2013
	$	$	$
Income tax expense (recovery) at statutory rates	22	(526)	(1,500)
Expenses not deductible for tax purposes	(59)	(923)	691
Non-capital losses for which no benefit has been recognized	(180)	907	755
Other temporary differences for which no benefit has been recognized	217	542	54
Total income tax expense	-	-	-

The reconciliation of the unrecognized tax benefits of uncertain tax positions is as follows (in thousands):

$
Balance at December 31, 2013	44
Balance at December 31, 2014	44
Additions based on tax positions related to the current year	-
Balance at December 31, 2015	44

As of December 31, 2015, unrecognized benefits of approximately $44,000, if recognized, would affect the Company’s effective tax rate, and would reduce the Company’s deferred tax assets. Interest and penalties related to the unrecognized tax benefits that are accrued in the Company’s balance sheets as at December 31, 2015 were $24,000.

The Company is subject to taxes in Canada, the United States of America, and China. The tax years which remain subject to examination as of December 31, 2015 for Canada include 2008 to 2015. The tax years which remain subject to examination as of December 31, 2015 for the United States of America and China include 2013 to 2015.

15. COMMITMENTS

[a]     License agreements

The Company entered into a non-exclusive license agreement, effective July 2005, as amended June 2008, to use and sublicense certain technology (“Technology”) for one of the Company’s cardiac tests. In consideration for these rights, the Company paid a non-refundable license issuance fee of $2.0 million in the first two years after execution of the agreement and is required to pay quarterly royalties on the sale of products that incorporate the Technology. For the year ended December 31, 2015, the Company incurred an expense of $878,000 [2014 - $628,000; 2013 - $616,000] for royalties. Royalty and license fees incurred are included in cost of sales

[b]     Supply agreement

The Company entered into a supply agreement, effective September 2003 for certain reagents for the Company’s RAMP® West Nile Virus Test. In addition to paying for the reagent purchased, the Company is required to pay the supplier semi-annual royalties equal to 10% of net revenue generated from the sale of the Company’s RAMP® West Nile Virus Test. The initial term of the agreement was three years from the effective date and is automatically renewed for successive periods of one year until either party terminates the agreement. For the year ended December 31, 2015, the Company incurred an expense of $61,000 [2014 - $49,000; 2013 - $56,000] for royalties to the supplier. These royalties are included in cost of sales.

RESPONSE BIOMEDICAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (in Canadian dollars unless US noted)

[c]     Lease agreements

[i]     The Company entered into a long-term agreement to lease a single tenant 46,000 square foot facility to house all of the Company’s operations beginning March 2008. Rent is payable from February 1, 2008 to January 31, 2023. The Company is required to pay the landlord total gross monthly payments of approximately $175,000, which is comprised of base rent, administrative and management fees, estimated property taxes and repayments of the repayable leasehold improvement allowance [note 10[iii]].

[ii]     The Company had entered into a lease agreement for office space for its Representative Office in China on November 18, 2012 where the Company was required to make monthly payments of approximately $5,000 for base rent and management fees. The lease agreement expired on September 17, 2014. Subsequently, the Company entered into a new lease agreement for new office space that has since expired on September 9, 2015 where the Company was required to make monthly payments of approximately $8,000 for base rent and management fees. The Company has entered into a new lease agreement for new office space as of December 01, 2015 that expires on November 30, 2017. The Company is required to make monthly payments of approximately $5,000 for base rent and management fees under the new lease agreement.

[ii]     The Company has entered into operating leases for administrative equipment.

[iii]     The minimum annual cost of lease commitments is estimated as follows (in thousands):

	Premise	Equipment	Total
December 31,	$	$	$
2016	2,154	13	2,167
2017	2,181	16	2,197
2018	2,157	14	2,171
2019	2,186	14	2,200
2020	2,216	14	2,230
Thereafter	4,714	4	4,718
	15,608	75	15,683

For the year ended December 31, 2015, $814,000 [2014 - $802,000; 2013 - $807,000] was incurred for expenses related to base rent, administrative and management fees and estimated property taxes offset by amortization of both the rent-free inducement [note 10[i]] and non-repayable leasehold improvement allowance [note 10[ii]]. These expenses are allocated to cost of sales, research and development, general and administrative, and sales and marketing expenses.

[d] Purchase Commitments

As at December 31, 2015, the Company has outstanding purchase commitments to purchase inventory, equipment, and other services. The purchase commitments are summarized as follows (in thousands):

December 31,	$
2016	1,727
2017	213
2018	233
2019	179
2,352

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

RESPONSE BIOMEDICAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (in Canadian dollars unless US noted)

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

Customers that represent a concentration risk are those whose outstanding receivable is 10% or greater than the total balance or those customers who represent 10% or greater of our total revenue. Refer to note 6 for a discussion of concentration risk in relation to outstanding receivables. For the year ended December 31, 2015, $7.4 million (62%) in product sales was generated from one customer [2014 - $6.3 million (58%) from two customers of which one customer represented 33% and the other customer 25%; 2013 - $5.8 million (50%) from two customers of which one customer represented 36% and the other customer 14%].

Sales attributable to a geographic area based upon the customer’s country of domicile. Sales in a country that represent 5% or more of total product sales are as follows (in thousands):

Years ended December 31,	2015	2014	2013
	$	$	$
China	7,516	6,906	7,153
United States	1,379	1,246	1,670
Russia	991	1,031	918
Japan	521	378	625
Canada	42	73	35
Other	1,524	1,194	1,130
Total	11,973	10,828	11,531

Product sales by type of product were as follows (in thousands):

Years ended December 31,	2015	2014	2013
	$	$	$
Cardiovascular	10,826	9,785	10,056
Infectious Diseases	122	163	450
Biodefense products	312	360	403
Environmental	713	520	622
Total	11,973	10,828	11,531

RESPONSE BIOMEDICAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (in Canadian dollars unless US noted)

17. COMPARATIVE FIGURES

Certain comparative figures have been reclassified from the amounts previously reported to conform to the presentation adopted in the current year. For the years ended December 31, 2014 and 2013, $68,000 and $41,000 respectively of taxes paid in China for the representative office previously presented as income taxes have been retroactively reclassified as other expenses.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in or disagreements on any matters of accounting principles or financial statement disclosure between us and our independent registered public accountants.

ITEM 9A.     CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this 2015 Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2015 at the reasonable assurance level.

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

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

None

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

Our board of directors has adopted a Mandate and Responsibilities of the Board of Directors. This mandate addresses items such as the qualifications and responsibilities of our directors and director candidates and corporate governance policies and standards applicable to us in general. Our board of directors has also adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer, and other executive and senior financial officers. The full text of our Mandate and Responsibilities of the Board of Directors and the full text of our Code of Business Conduct and Ethics are posted on our website at www.responsebio.com in the Governance section of our Investor Relations webpage. We intend to post any amendments to our Code of Business Conduct and Ethics, and any waivers of our Code of Business Conduct and Ethics for directors and executive officers, on the same website.

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

Exhibit Number	Exhibit Description	Incorporated by Reference

3.1	Certificate of Incorporation dated August 20, 1980	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 20-F for the year ended December 31, 2004, as filed on May 2, 2005.

3.2	Company Act Name Change dated October 15, 1991	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 10-K for the year ended December 31, 2011 as filed on March 29, 2012.

3.3	Articles of the Company dated April 10, 1997	Previously filed as an exhibit to, and incorporated herein by reference from, our Registration Statement on Form 20-F filed on February 4, 2004.

4.1	Escrow Agreement dated July 29, 2004	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 20-F for the year ended December 31, 2004, as filed on May 2, 2005.

10.1	Alexandria New Facility Lease Agreement dated April 24, 2007	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 20F for the year ended December 31, 2008 as filed on March 31, 2009.

10.2	Alexandria – First Amendment to Lease Agreement dated May 18, 2007	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 20F for the year ended December 31, 2008 as filed on March 31, 2009.

10.3	Roche License Agreement – NT-proBNP dated July 22, 2005*	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 20F for the year ended December 31, 2008 as filed on March 31, 2009.

10.4	Roche License Agreement –Amendment 2 concluded July 26, 2005 – dated June 24, 2008*	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 20F for the year ended December 31, 2008 as filed on March 31, 2009.

10.5	Shionogi Supply Agreement dated May 12, 2006	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 20F for the year ended December 31, 2008 as filed on March 31, 2009.

10.6	Shionogi Supply Agreement – Amendment 1 dated July 11, 2008	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 20F for the year ended December 31, 2008 as filed on March 31, 2009.

10.7#	Short Term Incentive Plan dated March 18, 2008	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 20F for the year ended December 31, 2008 as filed on March 31, 2009.

Exhibit Number	Exhibit Description	Incorporated by Reference
10.8#	2008 Stock Option Plan	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 20F for the year ended December 31, 2008 as filed on March 31, 2009.

10.9	Irrevocable Commercial Letter of Credit dated May 1, 2007	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 20F for the year ended December 31, 2008 as filed on March 31, 2009.

10.10#	Form of Indemnification Agreement between Response Biomedical Corp. and applicable officers	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 20F for the year ended December 31, 2008 as filed on March 31, 2009.

10.11	Note Purchase Agreement dated November 22, 2011	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 10K for the year ended December 31, 2012 as filed on March 28, 2012.

10.12	Standby Purchase Agreement dated November 28, 2011	Previously filed as an exhibit to, and incorporated herein by reference from, our Annual Report on Form 10K for the year ended December 31, 2012 as filed on March 28, 2012.

10.13#	Management Consulting Agreement with Jeffrey L. Purvin	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8K as filed on June 29, 2012.

10.14#	Employment Agreement with Jeffrey L. Purvin	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8K as filed on July 27, 2012.

10.15#	Employment Agreement with William J. Adams	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8K as filed on August 10, 2012.

10.16	Amended and Restated 2008 Stock Option Plan	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8K as filed on June 20, 2013.

10.17	Restricted Share Unit Plan	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8K as filed on June 20, 2013.

10.18	Non-Employee Directors Deferred Share Unit Plan	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8K as filed on June 20, 2013.

10.19	Separation Agreement and Mutual Release, dated July 26, 2013, by and between Response Biomedical Corp. and Patricia Massitti	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8K as filed on July 26, 2013.

10.20	Agency Agreement, dated September 26, 2013	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8K as filed on September 26, 2013.

10.21	Subscription Agreement for Subscription Receipts, dated September 24, 2013	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8K as filed on September 26, 2013.

Exhibit Number	Exhibit Description	Incorporated by Reference
10.22	Subscription Receipt Agreement, dated September 26, 2013	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8K as filed on September 26, 2013.

10.23	Loan Agreement, dated as of February 11, 2014, by and between Silicon Valley Bank and Response Biomedical Corp.	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8K as filed on February 13, 2014.

10.24	Security Agreement, dated as of February 11, 2014, by and between Silicon Valley Bank and Response Biomedical Corp.	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8K as filed on February 13, 2014.

10.25	First Amendment to Loan Agreement, dated as of April 14, 2014, by and between Silicon Valley Bank and Response Biomedical Corp.	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8K as filed on April 14, 2014.

10.26	Separation Agreement and Release, dated August 13, 2014, by and between Response Biomedical Corp. and Timothy Shannon.	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8K as filed on August 15, 2014.

10.27	Forbearance to Loan Agreement, dated as of September 30, 2014, by and between the Company and Silicon Valley Bank.

Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8K as filed on October 6, 2014 and our amended Current Report on Form 8K/A as filed on November 14, 2014.

10.28	Technology Development Agreement, dated as of October 15, 2014, by and between the Company and Hangzhou Joinstar Biomedical Technology Co., Ltd	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8K as filed on October 20, 2014.

10.29	Binding Term Sheet - Supply, dated as of October 15, 2014, by and between the Company and Hangzhou Joinstar Biomedical Technology Co., Ltd.

Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8K as filed on October 20, 2014 and our amended Current Report on Form 8K/A as filed on December 30, 2014.

10.30	Binding Term Sheet – Equity Investment (JMIR), dated as of October 15, 2014, by and between the Company and Hangzhou Joinstar Medical Instrument & Reagent Co., Lt	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8K as filed on October 20, 2014.

10.31	Binding Term Sheet – Equity Investment (HZLZ), dated as of October 15, 2014, by and between the Company and Hangzhou Lizhu Medical Instrument & Reagent Co., Ltd.	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8K as filed on October 20, 2014.

10.32	Forbearance to Loan Agreement, dated as of October 31, 2014, by and between the Company and Silicon Valley Bank.

Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8K as filed on November 6, 2014 and our amended Current Report on Form 8K/A as filed on December 24, 2014.

10.33	Second Amendment to Loan Agreement, dated as of December 15, 2014, by and between Silicon Valley Bank and Response Biomedical Corp.	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8K as filed on December 18, 2014.

10.34	Second Amendment to International Distribution Agreement, by and between the Company and Shanghai Elite Bio Co., Ltd.	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8K as filed on February 10, 2015.

Exhibit Number	Exhibit Description	Incorporated by Reference
10.35	Collaboration Agreement, dated as of February 16, 2015, by and between the Company and Hangzhou Joinstar Biomedical Technology Co., Ltd.	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8K as filed on February 20, 2015.

10.36	Supply Agreement, dated as of February 16, 2015, by and between the Company and Hangzhou Joinstar Biomedical Technology Co., Ltd.	Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8K as filed on February 20, 2015.

10.37#	Employment Agreement with Dr. Barbara R. Kinnaird

21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP

24	Power of Attorney (included on signature page)

31.1	CEO's Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934

31.2	CFO's Certification required by Rule 13A-14(a) of the Securities Exchange Act of 1934

32.1	CEO's Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350

32.2	CFO's Certification of periodic financial reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350

101

The following materials from Response Biomedical Corp.'s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) audited Consolidated Statements of Loss and Comprehensive Loss for the years ended December 31, 2015, 2014, and 2013, (ii) audited Consolidated Balance Sheets as of December 31, 2015, and 2014, (iii) audited Consolidated Statements of Shareholders’ Equity/Deficit (iv) audited Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013, and (v) audited Notes to Consolidated Financial Statements

#	Management compensatory plan, contract or arrangement
*	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.

Copies of the exhibits filed with this Annual Report on Form 10-K or incorporated by reference herein do not accompany copies hereof for distribution to stockholders of the Registrant. The Registrant will furnish a copy of any of such exhibits to any stockholder requesting the same for a nominal charge to cover duplicating costs.

POWER OF ATTORNEY

The registrant and each person whose signature appears below hereby appoint Dr. Barbara R. Kinnaird and William J. Adams as attorney-in-fact with full power of substitution, severally, to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to this Annual Report on Form 10-K, which amendments may make such changes in this Annual Report as the attorney-in-fact acting in the premises deems appropriate and to file any such amendments to this Annual Report on Form 10-K with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 24, 2016	Response Biomedical Corp.

	By:	/s/ Dr. Barbara R. Kinnaird
Dr. Barbara R. Kinnaird
Chief Executive Officer

Dated: March 24, 2016	By:	/s/ William J. Adams
William J. Adams
Director
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 24, 2016	By:	/s/ Lewis J. Shuster
Lewis J. Shuster
Chairman of Board of Directors

Dated: March 24, 2016	By:	/s/ Dr. Anthony F. Holler
Dr. Anthony F. Holler
Director

Dated: March 24, 2016	By:	/s/ Dr. Joseph D. Keegan
Dr. Joseph D. Keegan
Director

Dated: March 24, 2016	By:	/s/ Clinton H. Severson
Clinton H. Severson
Director

Dated: March 24, 2016	By:	/s/ Dr. Peter A. Thompson
Dr. Peter A. Thompson
Director

Dated: March 24, 2016	By:	/s/ Jonathan Wang
Jonathan Wang
Director