Form 10-K/A
period 2015-12-31
RESPONSE BIOMEDICAL CORP
filed 2016-04-29
CIK 806888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission file number: 001-34666

Response Biomedical Corp.

(Exact name of Registrant as specified in its charter)

Vancouver, British Columbia, Canada	98 -1042523
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1781 - 75th Avenue W. Vancouver, British Columbia, Canada	V6P 6P2
(Address of principal executive offices)	(Zip Code)

(604) 456-6010

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☑

The aggregate market value of the voting common stock held by non-affiliates of the Registrant (assuming officers, directors and 10% stockholders are affiliates), based on the last sale price for such stock on June 30, 2015: $2,728,083. The Registrant has no non-voting common stock.

As of April 26, 2016, there were 9,925,256 shares of the Registrant's common stock outstanding.

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

EXPLANATORY NOTE

Response Biomedical Corp. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2015, originally filed with the Securities and Exchange Commission on March 24, 2016 for the purpose of providing the information required by Items 10, 11, 12, 13 and 14 of Part III. Accordingly, reference to our proxy statement on the cover page has been deleted.

In addition, pursuant to the rules of the Securities and Exchange Commission, we have also included as exhibits currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. We are amending Item 15 of Part IV solely to reflect the inclusion of those certifications. Because no financial statements are contained within this Amendment No. 1, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, this Amendment No. 1 does not amend or otherwise update any other information in our Annual Report on Form 10-K. Except as reflected herein, this Amendment No. 1 speaks as of the original filing date of our Annual Report Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with our Annual Report on Form 10-K and with our filings with the Securities and Exchange Commission subsequent to the filing of our Annual Report on Form 10-K. No other information included in our Annual Report on Form 10-K, including the other information set forth in Part I and Part II, has been modified or updated in any way.

-i-

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our directors and executive officers, their ages, their positions with us, and other biographical information as of April 1, 2016 are set forth below.

Name	Age (As of April 1, 2016)	Position
Anthony F. Holler, M.D.	64	Director
Joseph D. Keegan, Ph.D.	62	Director
Clinton H. Severson	67	Director
Lewis J. Shuster	60	Chairman of the Board
Peter A. Thompson, M.D.	56	Director
Jonathan J. Wang. Ph.D.	48	Director
Barbara R. Kinnaird, Ph.D.	48	Director and CEO
William J. Adams	54	Chief Financial Officer

The number and class of voting securities of the Company and its subsidiaries beneficially owned, controlled or directed, directly or indirectly, by each executive officer and director is set forth below under “Security Ownership.”

Anthony F. Holler, M.D., British Columbia, Canada

Dr. Anthony F. Holler joined Response Biomedical’s Board of Directors as a Director in March 2006 and served on the Audit Committee and the Compensation Committee until August 2014. Dr. Holler served as our interim CEO from August 2014 through May 2015 and was appointed Vice-Chairman of the Board in November 2015. He was one of the original founders of ID Biomedical Corporation, and has served as its director since 1991 and served as CEO from 1999 until 2006 when the Company was acquired by GlaxoSmithKline. Dr. Holler has been the Non-Executive Chairman of CRH Medical Corporation (Formerly Medsurge Medical Products Corp.) since December 2005 and was also the Chairman of Trevali Mining Corporation from October 2010 to 2014. He was a director of Neptune Technologies & BioResources, Inc. from July 2011 until June 2012. Dr. Holler served as Non-Executive Chairman of Corriente Resources Inc. from until June 2010 when the Company was acquired by CRCC-Tongguan Investment (Canada) Co., Ltd. and its director from September 2003. Dr. Holler served as an Emergency physician at University Hospital at the University of British Columbia from 1981 until 1993. He received a Bachelor of Science in 1975 and a Medical Degree in 1979 from the University of British Columbia. Dr. Holler’s medical and business background gives him a perspective that is helpful to the board of directors for understanding the Company’s product markets.

Joseph D. Keegan, Ph.D., California, United States

Dr. Joseph D. Keegan joined Response Biomedical’s Board of Directors as a Director and member of the Compensation Committee in June 2011. Dr. Keegan was appointed as an Audit Committee member in September 2014. Dr. Keegan has more than thirty years of experience in life science businesses. From 2007 to 2012, Dr. Keegan served as CEO at ForteBio, Inc. where he led the Series C financing which raised $25M, established product development and sales strategies that resulted in 2007-11 compounded annual revenue growth of 45%, and exited the company through its sale to Pall Corporation at $159M, including ForteBio cash. During his nine (9) year tenure at Molecular Devices Corporation, Dr. Keegan grew the company’s revenues from $30M to $200M through internal growth and acquisitions. In early 2007, he oversaw its acquisition by MDS for $615M. Dr. Keegan joined MDC from Becton Dickinson and Company where he served as President of Worldwide Tissue Culture and Vice President, General Manager of Worldwide Flow Cytometry. Prior to Becton Dickinson, Dr. Keegan was Vice President of the Microscopy and Scientific Instruments Division of Leica, Inc. He currently serves on the board of directors of ALDA as past Chairman since 2007 , Advanced Cell Diagnostics since 2013, Optfluidics Corporation since 2014, Courtagen Corporation since 2015, Wasatch Microfluidics since 2014 , Unchained Labs since 2015 , Labcyte Corporation as Chairman since 2012 , Seahorse Bioscience Inc. since 2007, Stereotaxis, Inc. since 2011 (Nasdaq: STXS) and the San Francisco Opera. Dr. Keegan holds a B.A. in Chemistry from Boston University and a Ph.D. in Physical Chemistry from Stanford University. Dr. Keegan brings to the Board of Directors a long history of experience in the field of biotechnology and business strategy.

Barbara R. Kinnaird, Ph.D., British Columbia, Canada

Dr. Barbara R. Kinnaird has over 25 years of research and business experience primarily in the fields of point of care (POC) testing and in vitro diagnostics. Since joining Response Biomedical Corp. in August 2004, Dr. Kinnaird has held several key management positions including responsibilities for Product Development, Quality, Regulatory, Manufacturing and Sales. Dr. Kinnaird has consistently demonstrated her ability to deliver results from her areas of responsibility. During Dr. Kinnaird’s tenure in these positions, she has lead teams to improve the product design control, operational efficiencies, gross margins and sales. Additionally under her direction, the Company obtained and maintains regulatory approvals to support sales in several global jurisdictions such as China, Japan, United States and Canada. Dr. Kinnaird’s strengths include her extensive experience in empowering a team to manage through organizational changes that improve the Company processes, decrease costs and accelerate business performance. Dr. Kinnaird holds a Ph.D. in Microbiology and Immunology from the University of British Columbia at the B.C. Children’s Hospital in the Department of Pediatrics. She conducted her post-doctoral research at the Michael Smith Laboratories in genomics and gene expression profiling, in collaboration with the B.C. Genome Sciences Centre and consulted for the Proteomics division of Incyte Genomics Inc.

Clinton H. Severson, California, United States

Mr. Clinton H. Severson joined Response Biomedical’s Board of Directors as a Director and member of the Audit Committee in June 2011. Mr. Severson was appointed as Corporate Governance Committee member in September 2014. Mr. Severson has been President and Chief Executive Officer of Abaxis Inc. since June 1996. From February 1989 to May 1996, Mr. Severson served as President and CEO of MAST Immunosystems, Inc. Mr. Severson began his career at Syva from 1978 to 1984, and then moved to 3M Diagnostic Systems from 1984 to 1989. He has been Chairman of the Board of Directors of Abaxis Inc. (NASDAQ: ABAX) since May 1998 and a Director since June 1996. Mr. Severson has been Non-Executive Director of Trinity Biotech (NASDAQ: TRIB) since November 2008, a Director of Bioxiness Pharmaceuticals, Inc. and Cutera, Inc. since January 2011 and January 2015 respectively, and a Director of CytoCore, Inc. (OTC QB: CYOE) from November 2006 through February 2012. Mr. Severson received his Bachelors of Business Administration from Minot State University in 1973. Mr. Severson’s years of experience in the life sciences industry are very valuable to the Company as it works to execute its business strategy.

Lewis J. Shuster, California, United States

Mr. Lewis J. Shuster joined Response Biomedical’s Board of Directors as a Director and Audit Committee Chairman in June 2011. Mr. Shuster was appointed Chairman of the Board of Directors in August 2014. Currently, he is the Chief Executive Officer of Shuster Capital. From 2003 to 2007, he served as CEO of Kemia Inc., a drug discovery and development company, and he had previously held executive positions with Invitrogen, including Chief Operating Officer. From 1994 to 1999, while at Pharmacopeia, Inc., Mr. Shuster served as the firm’s Chief Financial Officer and later as COO of Pharmacopeia Labs. Mr. Shuster also served as EVP, Finance and Operations at Human Genome Sciences from 1992 to 1994. Prior to this he served as EVP and then CEO of Microbiological Associates, where he led a successful turnaround of a failing LBO and built a profitable GLP biological testing service business today known as BioReliance from 1986 until 1992. Before joining Microbiological Associates, he held positions with MDL Ltd. and the Boston Consulting Group. He presently serves as a member of the board of directors and Audit Committee Chairman for Cleave Biosciences since 2013, HTG Molecular Diagnostics (NASDAQ: HTGM) since 2014 and Principia Biopharma since 2014 . Mr. Shuster also serves as a board of directors member of TissueNetix Inc. since 2014 and Active Motif since 2014 , and has previously served a board of directors member and Audit Committee Chairman of Complete Genomics, Inc. (NASDAQ: GNOM) from 2010 to 2013, and Sorrento Therapeutics (NASDAQ: SRNE) from 2009 to 2010, and Mast Therapeutics, Inc. (NYSE MKT: MSTX) from April 2011 to March 2016. Mr. Shuster earned an M.B.A. from Stanford University and a B.A. from Swarthmore College. Mr. Shuster’s experience as a chief executive officer, chief financial officer, and board of directors Audit Committee chairman brings to the Board of Directors perspective regarding financial and accounting issues.

Peter A. Thompson, M.D., Washington, United States

Dr. Peter A. Thompson joined Response Biomedical’s Board of Directors as a Director and chair of the Corporate Governance and Nominating Committee in June 2010. He was appointed as the Executive Chairman and Chief Executive Officer in August 2011. He served as interim CEO until April 2012. Dr. Thompson resigned as Chairman of the Board of Directors in August 2014 and became the chair of the Compensation Committee and Corporate Governance Committee in September 2014. Dr. Thompson is a proven biotechnology executive and entrepreneur with over 21 years of experience in the industry. He co-founded Trubion Pharmaceuticals, and served as Chief Executive Officer and Chairman from its inception through its successful IPO on NASDAQ and as a public company until his retirement in 2009. Dr. Thompson is the former Vice President & General Manager of Chiron Informatics at Chiron Corporation and held various executive positions in Becton Dickinson, including Vice President, Research and Technology Department of BD Bioscience, prior to joining Chiron. Dr. Thompson is a co-founder of iMetrikus, a clinical decision support company, where he served as CEO and Chairman. He is a Private Equity Partner at OrbiMed Advisors and the founder and Managing Director of Strategicon Partners, an investment and management services company. He served as a director on the boards of directors of Anthera Pharmaceuticals from 2011 through 2013 (NASDAQ: ANTH), Mirati Therapeutics from 2011 through 2014 (NASDAQ: MRTX), CoDa Therapeutics from 2007 through 2010, ProNAi Therapeutics from 2014 through 2015 and Cardioxyl Pharmaceuticals from 2012 through 2015. He serves as a director on the boards of directors of Cleave Biosciences since 2010 (Co-Founder), Principia Biosciences since 2010, Oxford Oncology since 2013, Corvus Pharmaceuticals since 2014, PMV Pharmaceuticals since 2014, Adaptimmune Ltd. Since 2014, and TranscripTx since 2015. Dr. Thompson is an Ernst & Young Entrepreneur of the Year awardee, an inventor on numerous patents, a board-certified internist and oncologist, and was on staff at the National Cancer Institute following his internal medicine training at Yale University. As an experienced biotechnology entrepreneur, Dr. Thompson is specially qualified to serve on the board of directors because of his detailed knowledge of our operations and markets.

Jonathan J. Wang, Ph.D., Shanghai, China

Dr. Jonathan J. Wang joined Response Biomedical’s Board of Directors as a Director and member of the Compensation Committee in July 2010. Dr. Wang is a Senior Managing Director at OrbiMed Asia, which he co-founded. He has over 21 years of healthcare and life sciences experience, spanning investment, entrepreneurship and research. Previously, he was General Manager, Greater China at Burrill & Company and Managing Director at WI Harper Group. He was or is a Board Director at a number of companies, such as ForteBio (acquired by Pall Corporation), EA and GC-Rise. He is a co-founder and former Chairman of The BayHelix Group, a premier organization of Chinese life sciences business leaders. He holds a Ph.D. in Molecular Neurobiology from Columbia University, where he obtained scientific training under the supervision of Dr. Eric Kandel, a Nobel Laureate. He was rewarded the Howard Hughes Medical Institute (HHMI) Research Fellowship at Columbia. He also earned an MBA from Stanford University. Dr. Wang’s background gives him a perspective that is helpful to the board of directors for understanding the Company’s product market in China.

William J. Adams, CPA,CA, Chief Financial Officer

Mr. William J. Adams is a Chartered Professional Accountant, CA, with over 23 years of strategic financial management experience in both public and private companies. He was Chief Financial Officer of CellFor Inc., a privately held forestry biotechnology company that manufactures tree seedlings for international markets, from August 2008 to August 2012. Prior to his position at CellFor, Mr. Adams was the Chief Financial Officer of a privately held bio-pharmaceutical company, Patos Therapeutics Inc. from January 2007 to August 2008. Prior to his tenure at Patos, he was Chief Financial Officer with the publicly listed bio-pharmaceutical company, AnorMED Inc., from its startup, to IPO and through to its successful sale to a U.S.-based international bio-pharmaceutical company. Before joining AnorMED in 1996, Mr. Adams was Chief Financial Officer of Epic Data International Inc., a TSX listed technology company with an international customer base for its manufacturing hardware and software system solutions, and prior to that he was an audit manager with KPMG. He is a Chartered Professional Accountant, CA, and holds a Bachelor of Commerce Degree from the University of British Columbia.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, directors, officers and beneficial owners of ten percent or more of our common stock (the “Reporting Persons”), are required to report to the SEC on a timely basis the initiation of their status as a Reporting Person and any changes regarding their beneficial ownership of our common stock. The Company believes that, during 2015, the Reporting Persons complied with all applicable Section 16(a) filing requirements.

Audit Committee

Our Audit Committee consists of three members, with Mr. Shuster serving as chairman. Our Audit Committee held four (4) meetings during 2015. All members of our Audit Committee are independent directors (as independence is currently defined under the rules and regulations of the SEC and applicable Canadian securities rules). Mr. Shuster qualifies as an “audit committee financial expert” as that term is defined in the rules and regulations established by the SEC, and each member of the Audit Committee is “financially literate” under Canadian securities rules. The Audit Committee is governed by a written charter approved by our board of directors. The charter is available on our website by visiting www.responsebio.com and clicking through “Investors,” “Governance” and “Audit Committee Charter.” The functions of the Audit Committee include, among other things:

●	monitoring our financial reporting process and internal control system;

●	appointing and replacing our independent outside auditors from time to time, to determine their compensation and other terms of engagement and to oversee their work;

●	overseeing the performance of our internal audit function; and

●	overseeing our compliance with legal, ethical and regulatory matters.

Both our independent auditors and internal financial personnel regularly meet privately with our Audit Committee and have unrestricted access to this committee. Our Audit Committee has the power to investigate any matter brought to its attention within the scope of its duties. It also has the authority to retain counsel and advisors to fulfill its responsibilities and duties.

Compensation Committee

Our Compensation Committee currently consists of three members, with Peter A. Thompson, M.D. serving as chairman. Our Compensation Committee held three (3) meetings during 2015. All members of our Compensation Committee are independent other than Dr. Thompson and Dr. Wang (as independence is currently defined under the rules and regulations of the SEC and applicable Canadian securities rules). Our Compensation Committee is governed by a written charter approved by our board of directors. The charter is available on our website by visiting www.responsebio.com and clicking through “Investors,” “Governance” and “Compensation Committee Charter.” The functions of this committee include, among other things:

●

providing oversight of the development and implementation of the compensation policies, strategies, plans and programs for the Company’s key employees and directors, including policies, strategies, plans and programs relating to long-term compensation for the Company’s senior management, and the disclosure relating to these matters;

●	making recommendations regarding the operation of and/or implementation of employee bonus plans and incentive compensation plans;

●	reviewing and approving the compensation of the chief executive officer and the other executive officers of the Company and the remuneration of the Company’s directors; and

●	providing oversight of the selection of officers, management, succession planning, the performance of individual executives and related matters.

In order to ensure an objective process for determining compensation, our Compensation Committee considers a variety of pre-determined, objective criteria and compares to independent third-party data. In addition, the independent member of our Compensation Committee is actively and regularly involved in the activities of our Compensation Committee and has regular and full access to management, our auditor and external consultants, as required.

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

The Role of our Executives in Setting Compensation

Our Compensation Committee meets with our chief executive officer and/or other executives at least once per year, if necessary, to obtain recommendations with respect to Company compensation programs, practices, and packages for executives, directors and other employees. Management makes recommendations to our Compensation Committee on the base salary, bonus targets, and equity compensation for the executive team and other employees. Our Compensation Committee considers, but is not bound by and does not always accept, management’s recommendations with respect to executive compensation. Our Compensation Committee has the ultimate authority to make decisions with respect to the compensation of our named executive officers, but may, if it chooses, delegate any of its responsibilities to subcommittees. Our chief executive officer may attend some of our Compensation Committee’s meetings, but our Compensation Committee also regularly holds executive sessions not attended by any members of management. Our Compensation Committee discusses our chief executive officer’s compensation package with her, but makes decisions with respect to her compensation outside of her presence.

Option Committee

Our Option Committee currently consists of two members, with Lewis J. Shuster serving as chairman. The Option Committee meets quarterly as necessary as soon as reasonably practicable following the expiry of any financial statement related blackout period that was implemented in accordance with the internal policies of the Company (the “Blackout Period”) to approve the grant of stock based compensation pursuant to the recommendation of the Board. The Board cannot grant stock based compensation while the Company is in a Blackout Period and it is the mandate of the option committee to determine that there is no material information that is undisclosed following the expiry of the Blackout Period that would prevent the issuance of the recommended stock based compensation.

Corporate Governance and Nominating Committee

Our Corporate Governance Committee currently consists of two members, with Peter A. Thompson, M.D. serving as chairman. Our Corporate Governance Committee held one (1) meeting in 2015, and one (1) meeting in March 2016 at which the nominees for election to our board of directors at the annual meeting was determined along with other matters. All members of our corporate governance committee, other than Dr. Thompson, are independent directors (as independence is currently defined under the rules and regulations of the SEC and applicable Canadian securities rules). Our Corporate Governance Committee is governed by a written charter approved by our board of directors. The charter is available on our website by visiting www.responsebio.com and clicking through “Investors,” “Governance” and “Nomination and Corporate Governance Committee Charter.” The functions of this committee include, among other things:

●

establishing criteria for our board of directors and committee membership and to recommend to our board of directors proposed nominees for election to our board of directors and for membership on committees of our board of directors;

●

ensuring that appropriate processes are established by our board of directors to fulfill its responsibility for (i) the oversight of strategic direction and development and the review of our ongoing results of operations by the appropriate committee of our board of directors and (ii) the oversight of our investor relations and public relations activities and ensuring that procedures are in place for the effective monitoring of the shareholder base, receipt of shareholder feedback and responses to shareholder concerns; and

●

monitoring the quality of the relationship between management and our board of directors and to recommend improvements for ensuring an effective and appropriate relationship; and making recommendations to our board of directors regarding corporate governance matters and practices.

Independent Committee

Our independent committee is an ad hoc committee currently consisting of two members, with Lewis J. Shuster serving as chairman and Joseph D. Keegan serving as a member. Both members of our independent committee are independent directors (as independence is currently defined under the rules and regulations of the SEC and applicable Canadian securities rules). Our independent committee is authorized to oversee and direct counsel and other advisers to us with regard to potential transactions or negotiations involving potential conflicts with OrbiMed Advisors LLC. Our independent committee met on five (5) occasions in 2015.

Director Nomination Process

Director Qualifications

In evaluating director nominees, our Corporate Governance Committee considers, among others, the following factors:

●	experience, skills and other qualifications in view of the specific needs of our board of directors and the Company;

●	diversity of background; and

●	demonstration of high ethical standards, integrity and sound business judgment.

Our Corporate Governance Committee’s goal is to assemble a board that brings to us a variety of perspectives and skills derived from high quality business and professional experience which are well suited to further the our objectives. In doing so, our Corporate Governance Committee also considers candidates with appropriate non-business backgrounds. Other than the foregoing, there are no stated minimum criteria for director nominees, although our Corporate Governance Committee may also consider such other facts as it may deem are in the best interests of the Company and its shareholders. Our Corporate Governance Committee does, however, believe it is appropriate for at least one, and, preferably, several, members of our board of directors to meet the criteria for an “audit committee financial expert” as defined by SEC rules, and that a majority of the members of our board of directors meet the definition of an “independent director” under the Toronto Stock Exchange (“TSX”) qualification standards.

Term Limits and Diversity

In the fall of 2014 the Canadian Securities Administrators (“CSA”) introduced “comply or explain” policies requiring companies to either adopt or explain why they have not adopted (a) policies with respect to term limits for directors; and (b) policies and targets designed to increase participation by women in board matters and in executive positions. The Corporate Governance Committee has begun considering the substance of appropriate policies, but has not yet adopted formal policies or targets on either term limits or diversity.

The board of directors and the Corporate Governance Committee have historically recognized the valuable contributions made to board deliberations and management by people of different gender, experience and background, and believe that is essential that members of the board of directors represent diverse viewpoints. Nomination for the board of directors is made as per the criteria described below and elsewhere in this circular (such as based on merit, skills, qualifications, needs of the Company at the time, etc.). However, the board of directors is mindful of the benefit of diversity in our leadership positions and the need to maximize the effectiveness of the board of directors and management in their decision making abilities. Accordingly, in searches for new directors or officers, the board of directors considers the level of female representation and diversity within its leadership ranks and this is just one of several factors used in its search process. We currently have one female member on our board of directors, and there is one female officer among our two executive officers (50%).

In considering the recently adopted CSA guidelines, the Corporate Governance Committee has determined to monitor developments in this area while reviewing our own practices in order to adopt a meaningful policy.

Identification and Evaluation of Nominees for Directors

Our Corporate Governance Committee identifies nominees for board membership by first evaluating the current members of our board of directors willing to continue in service. Current members, with qualifications and skills that are consistent with our Corporate Governance Committee’s criteria for board service and who are willing to continue in service, are considered for re-nomination, balancing the value of continuity of service by existing members of our board of directors with that of obtaining a new perspective. If any member of our board of directors does not wish to continue in service or if our board of directors decides not to re-nominate a member for re-election, our Corporate Governance Committee identifies the desired skills and experience of a new nominee in light of the criteria above. Our Corporate Governance Committee generally polls our board of directors and members of management for their recommendations. Our Corporate Governance Committee may also review the composition and qualification of the boards of directors of our competitors, and may seek input from industry experts or analysts. Our Corporate Governance Committee reviews the qualifications, experience and background of the candidates. Final candidates are interviewed by our independent directors and chief executive officer. In making its determinations, our Corporate Governance Committee evaluates each individual in the context of the board as a whole, with the objective of assembling a group that can best attain success for the Company and represent shareholder interests through the exercise of sound judgment. After review and deliberation of all feedback and data, our Corporate Governance Committee makes its recommendation to our board of directors. Historically, our Corporate Governance Committee has not relied on third-party search firms to identify board of directors candidates. Our Corporate Governance Committee may in the future choose to do so in those situations where particular qualifications are required or where existing contacts are not sufficient to identify and acquire an appropriate candidate.

Our Corporate Governance Committee has not received director candidate recommendations from our shareholders and does not have a formal policy regarding consideration of such recommendations since it believes that the process currently in place for the identification and evaluation of prospective members of our board of directors is adequate. Any recommendations received from shareholders will be evaluated in the same manner as potential nominees suggested by members of our board of directors or management. Shareholders wishing to suggest a candidate for director should write to the Company’s chief financial officer and corporate secretary at 1781 - 75th Avenue W., Vancouver, BC V6P 6P2.

Orientation and Continuing Education

Every new director is provided with an information package that includes a description of the Company and its policies and procedures as well as a copy of the mandate of the board of directors and its committees. Every new director is invited to meet with each senior executive in order to acquire an understanding of each sector of activity and to get to know the executives. Most board meetings include presentations by various functional areas, to give board members additional insight into the business. The Company will support board members who wish to engage in ongoing director’s education in particular areas to maintain the skill and knowledge necessary to effectively perform their duties.

Director Independence

Our board of directors has determined that each of our directors, other than Dr. Barbara R. Kinnaird, Dr. Peter A. Thompson and Dr. Jonathan J. Wang, is an independent director under the SEC and applicable Canadian securities rules. In determining the independence of our directors, our board of directors considered all transactions in which the Company and any director had any interest, including those discussed under “Related Person Transactions” below, and the role of any of the directors in managing the Company.

The Company has taken steps to ensure that adequate structures and processes are in place to permit the board of directors to function independently of management. The directors generally hold an in camera session at each meeting of the directors in which only the non-management directors participate. In addition, the independent committee meets periodically to consider matters involving potential conflicts with OrbiMed Advisors LLC.

Shareholder Communications

Our shareholders and other interested parties may send written correspondence to non-management members of our board of directors to the corporate secretary or to the chief executive officer at 1781 - 75 Avenue W., Vancouver, BC V6P 6P2 or IR@responsebio.com. Our corporate secretary or chief executive officer will review the communication, and if the communication is determined to be relevant to our operations, policies, or procedures (and not vulgar, threatening, or of an inappropriate nature not relating to our business), the communication will be forwarded to the Chairman of the board of directors. If the communication requires a response, our Corporate Secretary will assist the Chairman of the board of directors (or other directors), if required, in preparing the response.

Corporate Governance Principles and Code of Business Conduct and Ethics

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

ITEM 11.     EXECUTIVE COMPENSATION

The following table provides information regarding the compensation earned during the fiscal years ended December 31, 2015 and 2014 by our principal executive officer, principal financial officer, and our former Interim Chief Executive Officer. We refer to these executive officers as our “named executive officers” elsewhere in this document.

Name and Principal Position	Fiscal Year	Salary ($)	Stock Awards ($)	Option Awards (3) ($)	All Other Compensation (4) ($)	Total ($)
Barbara R. Kinnaird Ph.D. (1)	2015	204,615		75,750		280,365
Chief Executive Officer	2015	112,939		17,600		130,539
Former Chief Operating Officer	2014	212,292	-	48,760	-	261,052
William J. Adams	2015	302,097	-	103,350	1,838	407,285
Chief Financial Officer	2014	251,071	-	45,885	1,838	298,794
Anthony F. Holler, M.D. (2)	2015		35,497			35,497
Former Interim Chief Executive Officer	2014	-	26,250	-	-	26,250

(1)	Dr. Kinnaird was appointed our CEO on May 19, 2015.
(2)	Dr. Holler resigned as our Interim CEO on May 19, 2015.
(3)	Option awards are valued using a Black-Scholes model at the time of grant.
(4)	Other Compensation represents: life insurance premiums paid by the Company on behalf of Mr. Adams.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the named executive officers as of the fiscal year ended December 31, 2015, including the value of the stock awards:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date
Barbara R. Kinnaird, Ph.D.	59,125	5,375	-	2.20	2-Apr-2022
	9,625	12,375	-	1.50	19-Mar-2024
	6,770	18,230	-	0.88	13-Nov-2024
	-	22,000	-	0.92	20-Mar-2025
	-	100,000	-	0.72	19-May-2025
	-	25,000	-	0.60	21-Dec-2025
William J. Adams	53,750	10,750	-	1.60	13-Aug-2022
	15,093	19,407	-	1.50	19-Mar-2024
	-	34,500	-	0.92	20-Mar-2025
	-	100,000	-	0.72	19-May-2025
	-	25,000	-	0.60	21-Dec-2025

Employment Arrangements and Change of Control Arrangements

(1)          Employment Agreement – Barbara R. Kinnaird, Ph.D.

Effective December 22, 2015, Response Biomedical Corp., or the Company, entered into an employment agreement with Dr. Barbara Kinnaird, the Company’s Chief Executive Officer. Dr. Kinnaird will initially be paid a base salary of $350,000, and is eligible to participate in our RSU Plan and to be granted options pursuant to the terms of our Amended and Restated 2008 Stock Option Plan, as well as a signing bonus of $1,000. Dr. Kinnaird is also eligible to participate in our short-term incentive plan with a target incentive bonus, currently set at 40% of her base salary, based on corporate and personal objectives, and she is also eligible to participate in our employee medical, dental and life insurance plans.

If Dr. Kinnaird is terminated without just cause (as defined in the agreement), she is entitled to either 24 months’ notice, or else 24 months of base salary and a prorated incentive payment based on the latest incentive payment made to her, in both cases payable in monthly installments over 24 months. Additionally, if within 12 months following a change in control, she is demoted, required to relocate, or experiences a decrease in salary or certain benefits, she will be entitled to the payments described in the previous sentence as well as acceleration of all unvested options and RSUs.

(2)          Employment Agreement – William J. Adams

Effective June 28, 2012, the Company entered into an employment agreement with Mr. Adams pursuant to which he agreed to provide his services to the Company in the capacity of Chief Financial Officer effective August 13, 2012, for a term to continue until terminated. The employment agreement was amended in 2014. The agreement provides for: base salary, eligibility to participate in the 2008 Stock Option Plan, eligibility to participate in our short-term incentive plan with a target incentive bonus up to 35% of his annual salary based on corporate and personal objectives; and eligibility to participate in our employee medical, dental and life insurance plans in addition to the Company paying up to $2,000 per year towards a private life insurance policy. The agreement provides for a severance payment equal to twelve (12) months of base salary and a prorated incentive payment based on the last incentive payment made in the event that the Company terminates Mr. Adams’s employment without cause. Mr. Adams may resign from his employment at any time by providing four (4) weeks written notice where by the Company will provide a paid four (4) week notice payment of then-current salary and benefits if it waives any portion of the four (4) week notice period.

Option Exercises and Stock Vested at Fiscal Year End

There were no options exercised by our named executive officers during the fiscal year ended December 31, 2015.

Pension Benefits

None of our named executive officers participates in or has account balances in qualified or non-qualified defined benefit plans sponsored by us.

Nonqualified Deferred Compensation

None of our named executive officers participate in or have account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by us.

Non-Employee Director Compensation

The following table sets forth summary information concerning compensation paid or accrued for services rendered to us in all capacities to the non-employee members of the Board for the fiscal year ended December 31, 2015:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Anthony F. Holler	-	47,156	3,900	-	-	-	51,056
Joseph D. Keegan	-	29,000	3,900	-	-	-	32,900
Clinton H. Severson	-	28,500	3,900	-	-	-	32,400
Lewis J. Shuster	47,352	39,000	3,900	-	-	-	90,252
Peter A. Thompson	-	39,250	3,900	-	-	-	43,150
Jonathan Wang	-	27,500	3,900	-	-	-	31,400

(1)

The dollar amounts reflect the fees earned in cash by our directors for the year ended December 31, 2015. All of our directors elected to receive either Restricted Share Units (“ RSU”) or Deferred Share Units (“DSU”) stock awards in lieu of cash for this period except for the amounts elected to be paid in cash by Lewis J. Shuster. The dollar value shown was settled in RSUs or DSUs with a fair value computed pursuant to ASC 718 and attributable to RSU or DSU awards granted to these individuals on the date that the Option Committee was first able to grant such RSUs or DSUs for the applicable quarterly Board fees. As these values reflect the aggregate grant date fair value in accordance with ASC 718, they do not necessarily correspond to the actual value that may be realized by our directors.

(2)	Option awards are valued using a Black-Scholes model at the time of grant.

2015 Compensation of Directors

As of July 1, 2015, non-management board members received an annual retainer of $35,000 and no board of director meeting fees. From January 1, 2015 to June 30, 2015, non-management board members received an annual retainer of $15,000 and board of director meeting fees of $1,500 for attendance in person and $500 for attendance by teleconference. In addition, the Committee chairs received an annual stipend of $5,000 except for the Chair of the Audit Committee, who received an annual stipend of $10,000. Effective July 1, 2015, the Compensation Committee Chairman’s annual stipend was increased to $7,500. From January 1, 2015 to May 19, 2015 the Chairman’s stipend was $70,000. Effective May 19, 2015, the Chairman's stipend was decreased to $30,000 annually. On November 9, 2015, the Chairman’s stipend was increased to $45,000 and the Vice-Chairman’s stipend was established at $20,000. All 2015 compensation for non-management board members was paid with the equivalent value of RSUs or DSUs, except for Mr. Shuster who earned $47,352 for his services as Chairman of the Board of Directors.

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee has ever been an officer or employee of the Company in the previous 24 months. None of the Company’s executive officers currently serves, or has served during the last completed fiscal year, on the Compensation Committee or the board of directors of any other entity that has one or more executive officers serving as a member of our board of directors or our Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of April 26, 2016 regarding the beneficial ownership of our common stock by (i) each person we know to be the beneficial owner of 5% or more of our common shares, (ii) each of our current executive officers, (iii) each of our directors and (iv) all of our current executive officers and directors as a group. Information with respect to beneficial ownership has been furnished by each director, executive officer or 5% or more shareholder, as the case may be. Percentage of beneficial ownership is calculated based on 9,925,256 common shares outstanding as of April 26, 2016. Beneficial ownership is determined in accordance with the rules of the SEC which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and includes shares of our common stock issuable pursuant to the exercise of stock options, warrants or other securities that are immediately exercisable or convertible or exercisable or convertible within 60 days of April 26, 2016. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Unless otherwise noted, the address for each person set forth on the table below is c/o Response Biomedical Corp., 1781 – 75th Avenue W, Vancouver, BC, V6P 6P2, Canada.

Name of Beneficial Owner	Shares Beneficially Owned	Percentage of Shares Beneficially Owned (%)
5% Shareholder:
OrbiMed Advisors LLC (1)(2)(3)	8,654,968	63.2
Hangzhou Joinstar Medical Instrument & Reagent Co. Ltd. (4)	900,000	9.1
Hangzhou Lizhu Medical Instrument & Reagent Co. Ltd. (5)	900,000	9.1
Othmar Iseli (6)	714,821	7.0
Executive Officers and Directors:
William J. Adams (7)	178,040	1.8
Anthony F. Holler, M.D. (8)	210,321	2.1
Joseph D. Keegan, Ph.D. (9)	123,850	1.2
Barbara R. Kinnaird, Ph.D. (10)	198,704	2.0
Clinton H. Severson (11)	124,742	1.2
Lewis J. Shuster (12)	165,379	1.2
Peter A. Thompson, M.D. (13)(14)	8,986,785	64.4
Jonathan J. Wang, Ph.D(15)(16).	8,776,364	63.6
All directors and executive officers as a group (eight (8) people) (17)	10,109,217	68.2

(1)	OrbiMed Advisors LLC’s address is 601 Lexington Avenue, 54th Floor, New York, NY, 10022.
(2)	Includes 3,759,367 shares subject to 67,432,290 exercisable within 60 days of April 14, 2016.
(3)	OrbiMed Advisors LLC’s shares are beneficially owned through three entities: OrbiMed Private Investments III, LP, OrbiMed Asia Partners, LP, and OrbiMed Associates III, LP.
•	OrbiMed Private Investments III, LP beneficially owns 5,387,432 shares which includes 2,339,505 shares subject to 41,961,797 warrants exercisable within 60 days of April 14, 2016.
•	OrbiMed Asia Partners, LP beneficially owns 3,216,273 shares which includes 1,397,596 shares subject to 25,070,914 warrants exercisable within 60 days of April 14, 2016.
•	OrbiMed Associates III, LP beneficially owns 51,263 shares which includes 22,266 shares subject to 399,579 warrants exercisable within 60 days of April 14, 2016.
(4)	Hangzhou Joinstar Medical Instrument & Reagent Co. Ltd.’s address is Floor 1, Building 3, #519 Xingguo Rd, Qianjiang Economic Development Zone, Hangzhou, Zheijiang, China, 311106.
(5)	Hangzhou Lizhu Medical Instrument & Reagent Co. Ltd.’s address is 2F, Building 6, Zhijiang Hotel, 188-200 Moganshan Rd., Gongshu District, Hangzhou, Zheijiang, China, 311105.
(6)	Othmar Iseli’s address is Am Oelberg 19 9500 Wil, Switzerland. Includes 237,040 shares subject to 2,802,042 warrants exercisable within 60 days of April 14, 2016.
(7)	Includes 130,540 shares subject to options exercisable within 60 days of April 14, 2016.
(8)

Includes 24,650 shares subject to warrants exercisable within 60 days of April 14, 2016, 50,000 shares subject to options exercisable within 60 days of April 14, 2016, and 50,154 deferred share units exercisable within 60 days of April 14, 2016.

(9)	Includes 50,000 shares subject to options exercisable within 60 days of April 14, 2016 and 41,482 shares subject to restricted share units exercisable within 60 days of April 14, 2016.
(10)	Includes 8,259 shares subject to warrants exercisable within 60 days of April 14, 2016 and 182,186 shares subject to options exercisable within 60 days of April 14, 2016.
(11)	Includes 50,000 shares subject to options exercisable within 60 days of April 14, 2016 and 41,436 shares subject to restricted share units exercisable within 60 days of April 14, 2016.
(12)

Includes 50,000 shares subject to options exercisable within 60 days of April 14, 2016, 20,273 shares subject to restricted share units exercisable within 60 days of April 14, 2016 and 36,764 shares subject to deferred share units exercisable within 60 days of April 14, 2016.

(13)	Includes 216,666 shares subject to options exercisable within 60 days of April 14, 2016 and 56,429 shares subject to restricted stock units exercisable within 60 days of April 14, 2016.
(14)

Refer to footnotes 1 through 3. The individual listed herein may be deemed to have shared voting and dispositive power over the shares which are or may be deemed to be beneficially owned by OrbiMed Advisors LLC. However, Peter Thompson disclaims beneficial ownership of the shares except to the extent of his pecuniary interest therein.

(15)	Includes 50,000 shares subject to options exercisable within 60 days of April 14, 2016 and 71,396 shares subject to restricted share units exercisable within 60 days of April 14, 2016.
(16)

Refer to footnotes 1 through 3. The individual listed herein may be deemed to have shared voting and dispositive power over the shares which are or may be deemed to be beneficially owned by OrbiMed Advisors LLC. However, Jonathan Jian Wang disclaims beneficial ownership of the shares except to the extent of his pecuniary interest therein.

(17)	See footnotes 7 through 16 inclusive.

Equity Compensation Plan Information

The following table provides information regarding the equity compensation plans as of December 31, 2015.

Equity Compensation Plan Category	Number of securities to be issued upon exercise of outstanding option, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved By Security Holders	1,645,511	1.36	835,802
Equity Compensation Plans Not Approved By Security Holders	—	—	—
Total	1,645,511	1.36	835,802

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Directors’ and Officers’ Liability Insurance

The Company maintains directors’ and officers’ liability insurance. Under this insurance coverage, the insurer pays, on the Company’s behalf, for losses for which the Company indemnifies its directors and officers and, on behalf of individual directors and officers, losses arising during the performance of their duties for which the Company does not indemnify them. The total limit for the policy is $15,000,000 USD per policy term, subject to a deductible of $50,000 per claim with respect to corporate indemnity provisions and $100,000 if the claim relates to securities law claims. The insurance policy does not distinguish between directors and officers as separate groups.

Orbimed Ownership

OrbiMed Private Investments III, LP, OrbiMed Associates III, LP, and OrbiMed Asia Partners, LP collectively “OrbiMed”, are a beneficial owner of 5% or more of our common shares and of which certain individual directors of the Company may be deemed to have shared voting and dispositive power over the shares which are or may be deemed to be beneficially owned by OrbiMed. OrbiMed, has the right to nominate three directors to sit on our board of directors.

Hangzhou Joinstar Biomedical Technology Co. Ltd (“Joinstar”) Agreements

On October 15, 2014, the Company announced that it had entered into a funded Technology Development Agreement with Hangzhou Joinstar Biomedical Technology Co. Ltd. (“Joinstar”) to support the co-development by Response and Joinstar of components and multiple assays that will run on a high throughput rapid immunoassay analyzer developed by Joinstar. As described in note 12 (b) on Form 10-K filed with the Commission on March 19, 2015, the Company closed a private placement with Joinstar related entities consisting of 1,800,000 common shares at a price of $1.21 per share for total net proceeds of $2,024,000 on December 12, 2014. Upon closing, the Joinstar entities became a principal owner of the Company with a combined ownership of 18.4% of the outstanding common shares as at December 31, 2014. Under the terms of the Technology Development Agreement, Joinstar paid US$560,000 upon the signing of the Technology Development Agreement on October 15, 2014 and US$720,000 upon the signing of the Collaborative Agreement, which was signed on February 16, 2015. We received three additional milestones in 2015 totaling a further US$1.73 million. Response is eligible to receive a further US$792,000  in development milestones over the development period. In conjunction with the signing of the Collaborative Agreement, Response and Joinstar entered into a definitive Supply Agreement whereby Response will provide certain materials required for Joinstar to manufacture and sell the developed assays specifically to run on their analyzer. Under the terms of the Supply Agreement, Response is eligible to receive a guaranteed US$1.78 million in revenue based payments over the first five years of commercialization of the co-developed assays.

No Other Interests of Insiders

Except as described herein, none of the principal shareholders, senior officers or directors of the Company or the proposed nominees for election as directors of the Company, or any of their associates or subsidiaries, has any other interest in any other transaction since January 1, 2015 or any other proposed transaction that has materially affected or would materially affect the Company or its subsidiaries.

We believe that all of the transactions described below were on terms at least as favorable to us as they would have been had we entered into those transactions with unaffiliated third parties.

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

Indebtedness of Directors and Executive Officers

As at the date of this information circular, no executive officer, director, employee, nominee for director, or former executive officer, director or employee of the Company or any of its subsidiaries or any associates of such individuals is, or at any time since the beginning of the most recently completed financial year of the Company has been, indebted to the Company, or any of its subsidiaries, nor are any of these individuals, or at any time since the beginning of the most recently completed financial year of the Company have these individuals been, indebted to another entity which indebtedness is the subject of a guarantee, support agreement, letter of credit or another similar arrangement or understanding provided by the Company, or any of its subsidiaries.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

In connection with the audit of our 2015 financial statements, we entered into an engagement agreement in 2014 with PwC, which set forth the terms by which PwC has performed audit services for us. The following table sets forth the aggregate fees agreed to by us for the annual and statutory audits for the years ended December 31, 2015 and 2014:

	For the years ended December 31,
	2015	2014
Audit fees	$124,000	$121,387
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Totals	$124,000	$121,387

Audit Fees. Audit fees for the year ended December 31, 2015 and 2014 were for professional services provided in connection with the audit of our annual consolidated financial statements and interim reviews of our quarterly consolidated financial statements.

Audit Related Fees. There were no audit related fees for the years ended December 31, 2015 and 2014.

Tax Fees. There were no tax fees for the years ended December 31, 2015 and 2014.

All audit fees relating to the audit for the financial year ended December 31, 2015, were approved in advance, or were ratified, by our Audit Committee. All audit and non-audit services provided by PwC were, and will continue to be, pre-approved by our Audit Committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 29, 2016	Response Biomedical Corp.

	By:	/s/ William J. Adams
William J. Adams
Chief Financial Officer )(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 29, 2016

	By:	/s/ Dr. Barbara R. Kinnaird
Dr. Barbara R. Kinnaird
Chief Executive Officer (principal executive officer) and Director

Dated: April 29, 2016	By:	/s/ William J. Adams
William J. Adams
Chief Financial Officer (principal financial and accounting officer)

Dated: April 29, 2016	By:	*
Lewis J. Shuster
Chairman of Board of Directors

Dated: April 29, 2016	By:	*
Dr. Anthony F. Holler
Director

Dated: April 29, 2016	By:	*
Dr. Joseph D. Keegan
Director

Dated: April 29, 2016	By:	*
Clinton H. Severson
Director

Dated: April 29, 2016	By:	*
Dr. Peter A. Thompson
Director

Dated: April 29, 2016	By:	*
Jonathan Wang
Director

*- By: /s/ William J. Adams

William J. Adams

Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002