Form 10-Q
period 2016-03-31
RESPONSE BIOMEDICAL CORP
filed 2016-05-16
CIK 806888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,925,256 as of May 2, 2016.

Response Biomedical Corp.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terms such as "may", "will", "should", "could", "would", "hope", "expects", "plans", "intends", "anticipates", "believes", "estimates", "projects", "predicts", "potential" and similar expressions intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to future events, future results, and future economic conditions in general and statements about:

●     Our ability to successfully continue as a going concern, given the extremely challenging market conditions we are facing;

●     Whether and how long our existing working capital and cash flows will be sufficient to fund our operations;

●     Our ability to meet the milestones required by our collaboration agreement with Joinstar;

●     Our ability to meet the covenants required by our debt obligations;

●     Our ability to raise additional capital through equity and debt financings in order to continue as a going concern;

●     Our future strategy, structure, and business prospects and our ability to retain distributors and increase product sales in existing and new markets;

●     The development of new products, regulatory approvals of new and existing products and the expansion of the market for our current products;

●     Implementing aspects of our business plan and strategies;

●     Our ability to attain and maintain profitability; and

●     Our financing goals and plans.

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

Response Biomedical Corp.

Consolidated Financial Statements

(Unaudited)

(Expressed in Thousands of Canadian dollars, Except Share Data)

As of March 31, 2016 and December 31, 2015 and for the Three Month Periods Ended
March 31, 2016 and 2015.

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED BALANCE SHEETS

[See Note 2 - Basis of Presentation and Going Concern Uncertainty]

(Unaudited)

(In thousands of Canadian dollars)

	March 31, 2016	December 31, 2015
	$	$
ASSETS
Current
Cash and cash equivalents	1,021	2,511
Trade receivables, net	614	466
Other receivables	96	100
Inventories [note 5]	2,142	1,819
Prepaid expenses and other	109	182
Total current assets	3,982	5,078
Long-term prepaid expenses	93	93
Restricted deposits [note 8]	317	901
Property, plant and equipment	5,573	5,689
Total assets	9,965	11,761

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current
Accounts payable and accrued liabilities [note 6]	3,586	3,297
Term loan - current portion [note 7]	766	801
Lease inducements - current portion [note 8]	169	169
Repayable leasehold improvement allowance - current portion [note 8]	529	514
Deferred revenue	192	1,311
Warrant liability [notes 4 and 9]	742	301
Total current liabilities	5,984	6,393
Term loan [note 7]	136	357
Lease inducements [note 8]	985	1,028
Repayable leasehold improvement allowance [note 8]	4,556	4,694
Total liabilities	11,661	12,472
Commitments [note 11]
Shareholders' deficit
Common shares [note 9]	104,314	104,314
Additional paid-in capital [note 9]	15,649	15,384
Deficit	(121,659)	(120,409)
Total shareholders' deficit	(1,696)	(711)
Total liabilities and shareholders’ deficit	9,965	11,761

See accompanying notes

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands of Canadian dollars)

Three Months Ended March 31,	2016	2015
	$	$
REVENUE
Product sales [note 12]	2,091	3,271
Collaborative revenue [note 10]	113	269
Total revenue	2,204	3,540

Cost of sales [notes 5, 9, and 11]	1,177	2,176
Gross profit	1,027	1,364

EXPENSES [notes 9 and 11]
Research and development	562	813
General and administrative	761	675
Sales and marketing	496	664
Total operating expenses	1,819	2,152

OTHER EXPENSES (INCOME)
Interest expense and amortization of deferred financing costs and debt discount [note 7]	191	235
Other expense	28	19
Foreign exchange (gain) loss	(202)	113
Unrealized loss(gain) on revaluation of warrant liability [note 4]	441	(55)
Total other expenses	458	312
Net loss and comprehensive loss for the period	(1,250)	(1,100)

Loss per common share - basic and diluted [note 9]	(0.13)	(0.11)

Weighted average number of common shares outstanding - basic and diluted [note 9]	9,925,256	9,774,890

See accompanying notes

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited)

(In thousands of Canadian dollars, except share data)

	Common Stock Issued and Outstanding		Additional paid in capital	Deficit	Total Shareholders' Deficit
	# of shares	$	$	$	$
Balance at December 31, 2014	9,759,560	104,124	15,241	(120,259)	(894)
Net loss	-	-	-	(150)	(150)
Net shares issued upon conversion of restricted share units	165,696	190	(190)	-	-
Stock-based compensation expense	-	-	218	-	218
Restricted share units	-	-	115	-	115
Balance at December 31, 2015	9,925,256	104,314	15,384	(120,409)	(711)
Net loss	-	-	-	(1,250)	(1,250)
Stock-based compensation expense	-	-	91	-	91
Restricted share units	-	-	100	-	100
Deferred share units	-	-	74	-	74
Balance at March 31, 2016	9,925,256	104,314	15,649	(121,659)	(1,696)

See accompanying notes

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of Canadian dollars)

Three Months Ended March 31,	2016	2015
OPERATING ACTIVITIES	$	$
Net loss for the period	(1,250)	(1,100)
Add (deduct) items not involving cash:
Depreciation of property, plant and equipment	249	253
Amortization of deferred lease inducements	(43)	(43)
Amortization of deferred financing costs	15	26
Amortization of discount on debt	9	15
Stock-based compensation	91	55
Unrealized loss (gain) on revaluation of warrant liability	441	(55)
Unrealized foreign currency transactions	(155)	286
Changes in non-cash working capital:
Trade receivables	(159)	(1,010)
Other receivables	4	(77)
Inventories	(323)	(443)
Prepaid expenses and other	49	(114)
Accounts payable and accrued liabilities	479	706
Deferred revenue	(1,119)	215
Cash used in operating activities	(1,712)	(1,286)

INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(21)	(345)
Reduction of restricted cash	584	-
Cash generated from (used in) investing activities	563	(345)

FINANCING ACTIVITIES
Repayment of repayable leasehold improvement allowance	(123)	(110)
Repayment of term loan	(216)	-
Cash used in financing activities	(339)	(110)

Effect of exchange rate changes on cash and cash equivalents	(2)	(41)

Decrease in cash during the period	(1,490)	(1,782)
Cash and cash equivalents, beginning of period	2,511	3,221
Cash and cash equivalents, end of period	1,021	1,439

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

2.     BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTY

These unaudited interim consolidated financial statements have been prepared by management in Canadian dollars in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying unaudited consolidated financial statements reflect, in the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented. The accompanying consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year then ended. The consolidated financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2015 and filed with the United States Securities and Exchange Commission (“SEC”) on March 24, 2016.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and liabilities and commitments in the normal course of business.

During the three month period ended March 31, 2016, the Company incurred a net loss of $1.2 million and negative cash flows of $1.5 million. As of March 31, 2016, the Company had a cash balance of $1.0 million, an accumulated deficit of $121.6 million, a shareholders’ deficit of $1.6 million, and a working capital deficit of $2.0 million. In addition, the Company has various operating leases and purchase commitments for inventory (refer to note 11). Included in current liabilities is a warrant liability in the amount of $742,000 that is required to be measured at fair value and is presented as a current liability in accordance with Accounting Standards Codification Topic 815 – Derivatives and Hedging (“ASC 815”). Each warrant may only be exercised on a net cashless exercise basis and no warrant may be exercised at a time when the exercise price equals or exceeds the current market price meaning the potential settlement of any warrant does not require any cash disbursement. Without taking into account the warrant liability mentioned above, current liabilities exceed current assets by $1.3 million.

Sales to the Company’s former national distributor in China represented 50% of product sales during the quarter ended March 31, 2016. The purchases of products from the Company in the first quarter of 2016 were in satisfaction of rebates that were accrued in 2015. The Company received the payment for these products in the first half of 2015 and therefore, no additional cash was received during the quarter ended March 31, 2016 for these products. In addition, this distributor advised the Company in early summer 2015 that it had built up inventory at a higher rate than its current sales to end-users. Consequently, this distributor made fewer purchases from the Company during the second half of 2015 and first quarter of 2016 compared to the first two quarters of 2015. In the second half of 2015 and in early 2016, the Company worked with the exclusive distributor to expand its sales and explored alternative approaches to increasing sales to end users in China. The Company converted this distributor’s national distribution rights to non-exclusive effective March 3, 2016. The Company has now contracted with new distributors in China and continues to seek additional new distributors to attempt to improve our current sales levels. No returns of the products purchased by the former national distributor are either expected or permitted under the terms of its distribution agreement.

To address the recent currently expected continued near term reductions in product sales in China during this transition period and the resulting significant deterioration of the Company's near term cash position, the Company has implemented several cash conservation and cost reduction initiatives including reducing staff levels and delaying certain research and development projects to extend its available cash resources. In addition, the Company is also actively negotiating additional financing alternatives. While the Company is pursuing these various initiatives, there is no assurance that these efforts will be sufficient to fund the Company's operations.

The ability of the Company to continue as a going concern is uncertain and dependent on the Company’s ability to obtain additional financing, earn collaboration milestones and/or achieve sustained cash flow positive operations. Management has, thus far, financed the operations through a series of equity financings, debt financing, and collaborative arrangements. The Company has received milestones totaling US$3.0 million to date from a collaborative agreement with Hangzhou Joinstar Biomedical Technology Co., Ltd. the (“Joinstar Agreements”) and is eligible to receive a further US$0.8 million from the last development milestone during the remaining project period. In addition, under the terms of a Supply Agreement with Joinstar, Response will receive a guaranteed US$1.78 million in revenue-based payments over the first five years of commercialization of the co-developed assays.

The Company is striving to meet its ongoing cash needs through continued efforts to improve sales in China and other markets, reduce costs and otherwise conserve cash, and raise additional financing. The Company is also considering various strategic alternatives. Without additional financing, the Company’s current cash may not be sufficient to allow the Company to continue as a going concern beyond the second quarter of 2016. Management is actively pursuing additional financing and believes that such financing along with a combination of some or all of the various cost reduction, cash conservation, sales and marketing initiatives, and completion of our collaboration with Joinstar, including short term out of the ordinary cash management measures, will be required to meet its anticipated short term cash requirements. Due to the Company’s history of losses and recent significant decreases in China product sales, there is substantial doubt over the Company’s ability to continue as a going concern as it is dependent on obtaining additional financing and achieving profitable operations, the outcomes of which cannot be predicted at this time. The consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. Such adjustments could be material.

 3.     RECENT ACCOUNTING PRONOUNCEMENTS

 Newly Adopted Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”). ASU 2015-03 was issued to simplify the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by these amendments. This guidance should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of this newly issued guidance resulted in the reclassification of the previously recorded Deferred Debt Financing Costs (both current and long term), which were previously included under the assets section of the consolidated balance sheet, as a deduction of the Term loan (both current and long term) on the consolidated balance sheet.

Accounting Pronouncements Not Yet Adopted

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

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory,” (Topic 330) (“ASU 2015-11”), which amends the guidelines for the measurement of inventory. Under the amendments, an entity should measure inventory valued using a first-in, first-out or average cost method at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company has not chosen early adoption for this ASU is currently evaluating the impact of adopting this pronouncement.

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

The fair value hierarchy level at which a financial instrument is categorized is determined on the basis of the lowest level input that is significant to the fair value measurement (in thousands):

Financial Instruments carried at fair value as of March 31, 2016

	Level 1	Level 2	Level 3	Total
Liabilities	$	$	$	$
Warrant Liability	-	-	742	742

As of March 31, 2016, the warrant liability is recorded at its fair value of $742,000. The Company reassesses the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, contractual term of the warrant, and risk-free interest rate (refer to note 9[f]). The computation of expected volatility was based on the historical volatility of the Company’s stock. A small change in the estimates used in the Black-Scholes pricing model may have a relatively large change in the estimated valuation of the common stock warrants.

The following table presents the changes in fair value of the Company’s total Level 3 financial liabilities for the three month period ended March 31, 2016 (in thousands):

	Balance at December 31, 2015	Unrealized loss	Exercise of Warrants	Balance at March 31, 2016
Warrant Liability	$301	$441	$-	$742

Quantitative information about unobservable inputs used in Level 3 fair value measurements is presented below:

	Valuation Technique	Unobservable Input	As at March 31, 2016	As at December 31, 2015
Warrant Liability	Option Model	Stock Price Volatility	134%	128%

A 5% increase or decrease in stock price volatility would cause an approximate corresponding $50,000 increase or decrease to the Warrant Liability ($32,000 – December 31, 2015).

5.     INVENTORIES

Inventories are comprised of the following (in thousands):

	March 31, 2016	December 31, 2015
	$	$
Raw materials	1,082	1,083
Work in progress	270	328
Finished goods	790	408
	2,142	1,819

The carrying value of inventory as of March 31, 2016 includes a write-down and a provision for expired, obsolete, and damaged inventory in the amount of $70,000 [December 31, 2015 - $51,000]. For the three month period ended March 31, 2016, inventory write-downs and obsolescence charges were $34,000 [2015 - $67,000].

6.     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities comprise (in thousands):

	March 31, 2016	December 31, 2015
	$	$
Trade accounts payable	1,479	966
Employee related accounts payable and accrued liabilities	900	1,035
Royalties	445	325
Other accrued liabilities	762	971
	3,586	3,297

Accounts payable and accrued liabilities include $120,000 [December 31, 2015 - $8,000] of additions to property, plant, and equipment as at March 31, 2016. These amounts have been excluded from cash generated from investing activities and cash used in financing activities respectively on the consolidated statements of cash flows for the three months ended March 31, 2016, as the cash had not been disbursed. Consequently, they have also been excluded from cash used in operating activities.

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

Amortization of the deferred financing costs for the period ended March 31, 2016 was $15,000 (2015 – $26,000) and amortization of the debt discount for the period ended March 31, 2016 was $9,000 (2015 – $15,000). Both of these amounts are included in interest expense and amortization of deferred financing costs and debt discount on the consolidated statements of loss and comprehensive loss.

The term loan is comprised of the following amounts (in thousands):

	March 31, 2016	December 31, 2015
	$	$
Current portion of term loan	814	868
Current portion of unamortized debt financing costs	(30)	(42)
Current portion of unamortized debt discount	(18)	(25)
Current portion of term loan, net of debt discount	766	801

Long-term portion of term loan	136	362
Long-term portion of unamortized debt financing costs	-	(3)
Long-term portion of unamortized debt discount	-	(2)
Long-term of term loan, net of debt discount	136	357
Total	902	1,158

Future principal payments for the term loan as of March 31, 2016, are as follows (in thousands):

March 31,	$
2016	814
2017	136
Total	950

8.     LEASE INDUCEMENTS

Lease agreements entered into by the Company for its offices provides for lease inducements to be provided by the landlord to the Company, which are summarized as follows (in thousands):

	March 31, 2016	December 31, 2015

Current Portion
Rent-free inducement [i]	54	54
Non-repayable leasehold improvement allowance [ii]	115	115
	169	169
Repayable leasehold improvement allowance [iii]	529	514
Total Current Portion	698	683

Long-Term Portion
Rent-free inducement [i]	317	330
Non-repayable leasehold improvement allowance [ii]	668	698
	985	1,028
Repayable leasehold improvement allowance [iii]	4,556	4,694
Total Long-Term Portion	5,541	5,722
Total	6,239	6,405

The lease inducements disclosed on the consolidated balance sheets as a result of these benefits are comprised of the following:

[i]     In 2007, the Company entered into a long-term facility lease agreement that included an eight and one half month rent-free period from May 17, 2007 to February 1, 2008. The lease inducement benefit arising from the rent-free period is being amortized on a straight-line basis over the term of the operating lease as a reduction to rental expense. Amortization expense for the three month period ended March 31, 2016 amounted to $14,000 [2015 - $14,000].

[ii]     The Company received a non-repayable allowance for an amount of $1.7 million for expenditures related to general upgrades to the facility. The lease inducement benefit arising from the non-repayable leasehold improvement allowance is being amortized on a straight-line basis over the balance of the term of the lease beginning April 1, 2008 as a reduction to rental expense. Amortization expense for the three month period ended March 31, 2016 amounted to $29,000 [2015 - $29,000].

[iii]     The Company received a repayable leasehold improvement for an amount of $7.8 million used for additional improvements to the facility. This lease inducement is being repaid over the term of the operating lease commencing February 1, 2008 at approximately $89,000 per month including interest calculated at an interest rate negotiated between the Company and the landlord. Principal repayments for the three month period ended March 31, 2016 amounted to $123,000 [2015 - $110,000]. Interest payments for the three month period ended March 31, 2016 amounted to $142,000 [2015 - $155,000].

To secure the lease, the Company is maintaining a security deposit with the landlord in the form of an irrevocable letter of credit in the amount of $317,000 collateralized by a term deposit with a market value of $317,000 that is presented as part of restricted deposits in the long-term asset section of the balance sheets. The face value of the letter of credit was reduced by 67% in March 2016 from its original face value due to the Company achieving an operating profit during the year ended December 31, 2015. The reduction of $584,000 is included in cash generated from investing activities in the consolidated statements of cash flows.

9.     SHARE CAPITAL AND ADDITIONAL PAID-IN CAPITAL

[a]     Authorized - Unlimited common shares without par value.

 [b]     Stock option plan

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

Of the 1,985,051 stock options authorized for grant under the 2008 Plan as at March 31, 2016, options for 1,572,155 shares were outstanding and 412,896 stock options were available for future grant.

The following assumptions were used to estimate the fair value of options granted during the three month period ended March 31, 2016, and 2015 using a Black-Scholes option-pricing model:

Three months ended March 31,	2016	2015
Risk-free interest rates	1.04%	0.98%
Expected dividend yield	0%	0%
Expected life (in years)	5.7	6.1
Expected volatility	125%	121%
Fair value per stock option	$0.74	$0.80

The expected volatility reflects the assumption that the historical volatility of common stock of the Company over a period similar to the expected life of the options is indicative of future trends. The Company estimates the risk-free interest rate using the Bank of Canada bond yield with a remaining term equal to the expected life of the option. The Company uses the simplified method for estimating the stock option term for stock option grants during the three month period ended March 31, 2016 as the Company has determined that the stock options are “plain vanilla” and historical share option exercises do not apply as the vesting term and contractual lives have significantly changed from those stock options exercised previously.

At March 31, 2016, the following stock options were outstanding:

Range of exercise price			Number of shares under option	Weighted average remaining contractual life	Weighted average exercise price	Number of options currently exercisable	Weighted average exercise price
		$	#	(years)	$	#	$
0.60	-	0.92	847,924	9.41	0.71	72,568	0.91
1.02	-	1.80	227,140	7.23	1.49	176,654	1.47
	2.20		354,145	6.03	2.20	352,100	2.20
3.00	-	3.10	142,321	6.97	3.09	136,970	3.10
	6.80		625	0.23	6.80	625	6.80
0.60	-	6.80	1,572,155	8.11	1.37	738,917	2.07

The options expire at various dates from June 22, 2016 to March 23, 2026.

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of optioned	Weighted average
	common shares	exercise price
	#	$
Balance, December 31, 2015	1,533,022	1.38
Options granted	42,000	0.85
Options forfeited	(2,867)	0.85
Balance, March 31, 2016	1,572,155	1.37

[c]     Restricted share unit plan

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

	Number	Weighted average
	of RSUs	exercise price
	#	$
Balance, December 31, 2015	112,489	1.02
RSUs granted	118,527	0.85
Balance, March 31, 2016	231,016	0.93

The restricted share units that were granted during the three month period ended March 31, 2016 were to settle a director compensation liability that was recorded in accounts payable and accrued liabilities. The $100,000 liability has been excluded from the change in accounts payable and accrued liabilities on the consolidated statement of cash flows.

Of the 248,131 RSUs authorized for grant under the RSU Plan as at March 31, 2016, 17,115 RSUs are available for grant.

[d]     Deferred share unit plan

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

	Number	Weighted average
	of DSUs	exercise price
	#	$
Balance, December 31, 2015	-	-
DSUs granted	86,918	0.85
Balance, March 31, 2016	86,918	0.85

The deferred share units that were granted during the three month period ended March 31, 2016 were to settle a director compensation liability that was recorded in accounts payable and accrued liabilities. The $74,000 liability has been excluded from the change in accounts payable and accrued liabilities on the consolidated statement of cash flows.

Of the 248,131 DSUs authorized for grant under the DSU Plan as at March 31, 2016, 161,213 DSUs are available for grant.

[e]     Stock-based compensation

The following table shows stock-based compensation allocated by type of cost (in thousands):

Three months ended March 31,	2016	2015
	$	$
Cost of sales	10	8
Research and development	10	11
General and administrative	58	23
Sales and marketing	13	13
Total	91	55

As of March 31, 2016, the total unrecognized compensation related to stock options granted amounts to $463,000, which is expected to be recognized over a weighted average service period of 2.78 years.

[f]     Common share purchase warrants

At March 31, 2016, there were 86,848,002 warrants outstanding to purchase shares of common stock, with expiry dates ranging from November 7, 2016 to December 15, 2024. Of the total 86,848,002 warrants outstanding, 86,103,744 warrants (the warrants related to the 2011 financing) entitle the holder thereof to purchase 1/20th of a common share of the Company at a price of $1.461 per whole common share; 636,557 warrants (the private placement warrants) entitle the holder thereof to purchase one common share of the Company at a price of $3.58 per common share; 52,796 warrants entitle the holder thereof to purchase one common share of the Company at a price of $1.831 per common share; and 54,905 warrants entitle the holder thereof to purchase one common share of the Company at a price of $1.00 per common share.

There have been no common share purchase warrant transactions during the three months ended March 31, 2016.

The estimated fair value of the warrants related to the 2011 financing is reassessed at each balance sheet date using the Black-Scholes option pricing model. The following assumptions were used to value the warrants on the following balance sheet dates:

As at March 31,	2016	2015
Risk-free interest rates	0.54%	0.50%
Expected dividend yield	0%	0%
Expected life (in years)	0.75	1.75
Expected volatility	134%	102%
Fair value of warrant	$0.0086	$0.0139

[g]     Earnings per common share

Basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all potential dilutive common shares outstanding using the treasury stock method. Dilutive potential common shares outstanding include outstanding warrants, stock options, restricted share units and deferred share units.

86,848,002 warrants, 1,572,155 stock options, 231,016 restricted share units, and 86,918 deferred share units have been excluded from the computation of diluted earnings per share for the three month period ended March 31, 2016 as the Company has incurred a net loss during the period and their inclusion would be anti-dilutive to the loss per share (2015 – 86,865,691 warrants, 1,052,983 stock options and 84,952 restricted share units were excluded).

10.   RELATED PARTY TRANSACTIONS

The Company received US$1.28 million from Joinstar upon signing of the Technology Development Agreement and Collaboration Agreement. These upfront payments are being recognized into income over the expected development period and for the three months ended March 31, 2016, $113,000 was recognized (2015 – $269,000). These development fees are included under collaborative revenue in the consolidated statements of loss and comprehensive loss. The unrecognized portion of these upfront payments of development fees are included under deferred revenue on the consolidated balance sheet.

11.   COMMITMENTS

[a]     License agreements

The Company entered into a non-exclusive license agreement, effective July 2005, as amended June 2008, to use and sublicense certain technology (“Technology”) for one of the Company’s cardiac tests. In consideration for these rights, the Company paid a non-refundable license issuance fee of $2.0 million in the first two years after execution of the agreement and is required to pay quarterly royalties on the sale of products that incorporate the Technology. For the three month period ended March 31, 2016, the Company incurred an expense of $178,000 [2015 - $217,000] for royalties. Royalty and license fees incurred are included in cost of sales.

[b]     Supply agreement

The Company entered into a supply agreement, effective September 2003 for certain reagents for the Company’s RAMP® West Nile Virus Test. In addition to paying for the reagent purchased, the Company is required to pay the supplier semi-annual royalties equal to 10% of net revenue generated from the sale of the Company’s RAMP® West Nile Virus Test. The initial term of the agreement was three years from the effective date and is automatically renewed for successive periods of one year until either party terminates the agreement. For the three month period ended March 31, 2016, the Company incurred an expense of $14,000 [2015 – $8,000] for royalties to the supplier. These royalties are included in cost of sales.

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

[ii]     The Company has entered into a new lease agreement for new office space in Shanghai, China as of December 01, 2015 that expires on November 30, 2017. The Company is required to make monthly payments of approximately $5,000 for base rent and management fees under the new lease agreement.

[iii]   The Company has entered into operating leases for administrative equipment.

For the three month period ended March 31, 2016, $188,000 [2015 - $209,000] was incurred for expenses related to base rent, administrative and management fees and estimated property taxes offset by amortization of both the rent-free inducement [note 8[i]] and non-repayable leasehold improvement allowance [note 8[ii]]. These expenses are allocated to cost of sales, research and development, general and administrative, and sales and marketing expenses.

[d]     Purchase Commitments

As at March 31, 2016, the Company has outstanding purchase commitments of $2.0 million to purchase inventory, capital equipment and other services over the next five years of which $1.4 million will be completed within the next twelve months.

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

Customers that represent a concentration risk are those whose outstanding receivable is 10% or greater than the total balance or those customers who represent 10% or greater of our total revenue. For the three month period ended March 31, 2016, $1.0 million (50%) in product sales was generated from one customer [2015 - $2.4 million (72%) from one customer].

Product sales by customer location were as follows (in thousands):

Three months ended March 31,	2016	2015
	$	$
China	1,060	2,378
United States	320	254
Russia	203	162
Iran	152	191
Japan	108	89
Canada	4	7
Other	244	190
Total	2,091	3,271

Product sales by type of product were as follows (in thousands):

Three months ended March 31,	2016	2015
	$	$
Cardiovascular	1,828	3,089
Infectious Diseases	54	49
Biodefense products	140	55
Environmental	69	78
Total	2,091	3,271

13.   COMPARATIVE FIGURES

Certain comparative figures have been reclassified from the amounts previously reported to conform to the presentation adopted in the current year. As mentioned in Note 3, deferred financing costs have been reclassified from current and long term assets to the term loan in the liabilities section on the consolidated balance sheet.

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

We generally operate with a limited order backlog because our products are typically shipped shortly after orders are received. Product sales in any quarter are generally dependent on orders booked and shipped in that quarter. Our sales for any future periods are not predictable with a significant degree of certainty, and may depend on a number of factors outside of our control, including but not limited to the performance of our distributors including their inventory or timing considerations, their changing local competitive and/or reimbursement environments, and/or their ability or failure to meet minimum purchase commitments. As a result, any revenue shortfall would negatively affect our operating results and financial condition. In addition, our sales may be adversely impacted by pricing pressure and new product offerings from competitors. Our ability to be consistently profitable will depend, in part, on our ability to increase the sales volumes of our products, improve our gross margins, control our expenses and to successfully compete with other competitors. In addition, individual shipments to our largest distributors are sometimes very large—up to 50% of a quarter’s revenue may be in a single shipment. Timing of these large shipments can have a large impact on individual quarter revenues. Our financial performance from quarter to quarter may vary substantially based on timing of one or two large shipments, and as a result, we believe that period to period comparisons of our quarterly results of operations are not necessarily meaningful indicators of future results.

Sales to our former national distributor in China represented 50% of product sales during the quarter ended March 31, 2016. The purchases of products from the Company in the first quarter of 2016 were in satisfaction of rebates that were accrued in 2015. We received the payment for these products in the first half of 2015 and therefore no additional cash was received during the quarter ended March 31, 2016 for these products. In addition, this distributor advised us in early summer 2015 that it had built up inventory at a higher rate than its current sales to end-users. Consequently, this distributor made fewer purchases from us during the second half of 2015 and first quarter of 2016 compared to the first two quarters of 2015. In the second half of 2015 and in early 2016, we worked with the exclusive distributor to expand its sales and explored alternative approaches to increasing sales to end users in China. We have converted this distributor’s national distribution rights to non-exclusive effective March 3, 2016 and have now contracted with new distributors in China and continue to seek additional new distributors to attempt to improve our current sales levels. No returns of the products purchased by the former national distributor are either expected or permitted under the terms of its distribution agreement.

To address the recent currently expected continued near term reductions in product sales in China during this transition period and the resulting significant deterioration of our near term cash position, we have implemented several cash conservation and cost reduction initiatives including reducing staff levels and delaying certain research and development projects to extend our available cash resources. As a further step to strengthen our financial position, we are also actively negotiating additional financing alternatives. While we are pursuing these various initiatives, there is no assurance that these efforts will be sufficient to fund our operations.

Our ability to continue as a going concern is uncertain and dependent on our ability to obtain additional financing, earn collaboration milestones and/or achieve sustained cash flow positive operations. Management has, thus far, financed the operations through a series of equity financings, debt financing, and collaborative arrangements. We have received milestones totaling US$3.0 million to date from a collaborative agreement with Joinstar described in Note 2 and we are eligible to receive a further US$0.8 million from the last development milestone during the remaining project period. In addition, under the terms of a Supply Agreement with Joinstar, we will receive a guaranteed US$1.78 million in revenue-based payments over the first five years of commercialization of the co-developed assays.

We are striving to meet our ongoing cash needs through continued efforts to improve sales in China and other markets, reduce costs and conserve cash, and raise additional financing. We are also considering various strategic alternatives. Without additional financing, our current cash may not be sufficient to allow us to continue as a going concern beyond the second quarter of 2016. We are actively pursuing additional financing and believe that such financing along with a combination of some or all of the various cost reduction, cash conservation, sales and marketing initiatives, and completion of our collaboration with Joinstar, including short term out of the ordinary cash management measures, will be required to meet our anticipated short term cash requirements. Due to our history of losses and recent significant decreases in China product sales, there is substantial doubt over our ability to continue as a going concern as we are dependent on obtaining additional financing and achieving profitable operations, the outcomes of which cannot be predicted at this time.

RECENT DEVELOPMENTS

●

On January 11, 2016, we announced that we received Health Canada approval and CE Mark for our new RAMP® diagnostic test that measures levels of Procalcitonin (“PCT”). PCT is a biomarker elevated in the blood of patients suffering from sepsis.

●

On February 18, 2016, we announced that we launched the RAMP® Dengue Environmental test at the American Mosquito Control Association annual general meeting. The RAMP® Dengue Environmental test is a rapid, quantitative test for detection of Dengue antigen in mosquitoes that transmit Dengue virus

 RESULTS OF OPERATIONS

For the three month periods ended March 31, 2016 and 2015:

Revenues, Cost of Goods Sold and Gross Margin (in $thousands)

	Three Months Ended March 31,		Change 2015 to 2016
	2016	2015	Increase / (Decrease)	Percent Change
Product sales	$2,091	$3,271	$(1,180)	(36%)
Collaborative revenue	113	269	(156)	(58%)
Total revenue	$2,204	$3,540	$(1,336)	(38%)
Cost of sales	1,177	2,176	(999)	(46%)
Gross profit	$1,027	$1,364	$(337)	(25%)
Gross margin on product sales	43.7%	33.5%

Product Sales

Product sales decreased 36%, or $1.2 million, during the three month period ended March 31, 2016 as compared to March 31, 2015. The change is due to lower sales in cardiovascular test sales in China, partially offset by increases in instrument and test sales outside of China.

Collaborative Revenue

Collaborative revenue decreased 58% or, $0.2 million, during the three month period ended March 31, 2016 as compared to March 31, 2015. This revenue represents the recognition of the initial payments received from Joinstar in the fourth quarter of 2014 and first quarter of 2015. The decrease is the result of a change of estimate of the total amortization period.

Gross Profit

Gross profit decreased 25% during the three month period ended March 31, 2016 in comparison to the same period in 2015. Excluding the collaborative revenue, gross profit decreased 17%, or $0.2 million. The gross profit decrease is primarily the result of a decrease in product sales. Gross margin increased to 43.7% from 33.5% due to an increase of our higher margin products outside of China, reductions in manufacturing overhead costs and a decrease of estimated product warranties.

Operating Expenses (in thousands)

	Three Months Ended March 31,		Change 2015 to 2016
	2016	2015	Increase / (Decrease)	Percent Change
Research and development	$562	$813	$(251)	(31%)
General and administrative	706	675	31	5%
Sales and marketing	496	664	(168)	(25%)
Total operating expenses	$1,764	$2,152	$(388)	(18%)

Research and Development Expenses

Research and development expenses decreased by 31%, or $0.3 million, during the three month period ended March 31, 2016 in comparison to the same period ended March 31, 2015. The decrease is primarily due to a reduction in professional fees and development costs associated with decreased product development, clinical, and regulatory work this quarter as the PCT and dengue fever tests were developed in the prior year. We expect research and development expenses to decrease in the near term as a result of our cost reduction initiatives.

General and Administrative Expenses

General and administrative expenses increased by 5%, or $31,000, during the three month period ended March 31, 2016 in comparison to the same period ended March 31, 2015. The increase is primarily due to higher salary costs and stock based compensation expenses. We expect general and administrative expenses to decrease in the near term as a result of our cost reduction initiatives.

Sales and Marketing Expenses

Sales and marketing expenses decreased by 25%, or $0.2 million, during the three month period ended March 31, 2016 in comparison to the same period ended March 31, 2015 primarily due to lower salaries and wages and recruiting costs as a result of a decrease in the number of sales employees in the U.S. In addition, there were lower legal costs incurred as the Joinstar supply agreement was entered into in the prior year. We expect sales and marketing expenses to decrease in the near term as a result of our cost reduction initiatives.

Other Expenses (Income), Net (in $thousands)

	Three Months Ended March 31,		Change 2015 to 2016
	2016	2015	Increase / (Decrease)	Percent Change
Interest expense and amortization of deferred financing costs and debt discount	$191	$235	$(44)	(19%)
Interest income	(1)	(3)	2	(67%)
Other expense	29	22	7	32%
Foreign exchange (gain) loss	(202)	113	(315)	(279%)
Unrealized (gain) loss on revaluation of warrant liability	441	(55)	496	(902%)
Total Other Expenses	$458	$312	$146	47%

Interest Expense and Amortization of Deferred Financing Costs and Debt Discount

Interest expenses and amortization of deferred financing costs and debt discount decreased by 19%, or $44,000, during the three month period ended March 31, 2016 compared to the same period ended March 31, 2015. The decrease is primarily lower principal balances on the SVB debt and the repayable leasehold improvement allowance resulting in lower interest charges.

Foreign Exchange (Gain) Loss

Foreign exchange gain increased by 279%, or $315,000. Foreign exchange gains and losses are largely due to U.S. dollar balances of cash and cash equivalents, accounts receivable, accounts payable, and debt affected by the fluctuations in the value of the U.S. dollar as compared to the Canadian dollar. The increase in the gain is due to the depreciation of the U.S. dollar during the first quarter on our net U.S. dollar liabilities.

Unrealized (Gain) Loss on Revaluation of Warrant Liability

The unrealized gain on revaluation of the warrant liability is solely due to the mark-to-market revaluation each reporting period of the outstanding warrants, issued during our 2011 rights offering. The fair market value increased from December 31, 2015 resulting in an unrealized loss of $441,000. The fair market value is calculated using a Black-Scholes model with inputs for volatility, risk free interest rate, and expected life of the warrants. The primary reason for the decrease in the value of the liability is the decrease in the expected life, as the share price remained relatively the same. A small change in the estimates used in the Black-Scholes pricing model may have a relatively large change in the estimated valuation of the common stock warrants.

Liquidity and Capital Resources

Total cash and cash equivalents and working capital at March 31, 2016, and December 31, 2015 were as follows (in thousands):

As at,	March 31, 2016	December 31, 2015
Cash and cash equivalents	$1,021	$2,511
Percentage of total assets	10%	21%
Working capital	$(2,003)	$(1,315)
Warrant liability	$742	$301
Working capital, excluding Warrant liability	$(1,261)	$(1,014)

As of March 31, 2016, the Company had a working capital deficit. Included in current liabilities is a warrant liability that is required to be measured at fair value and is presented as a current liability in accordance with ASC 815. Each warrant may only be exercised on a net cashless exercise basis and no warrant may be exercised at a time when the exercise price equals or exceeds the current market price. As a result, the potential settlement of any warrant does not require any cash disbursement. Without taking into account the warrant liability mentioned above, the Company’s working capital as at March 31, 2016 is negative $1.3 million (December 31, 2015 – negative $1.0 million). The decrease of $0.3 million during the three months ended March 31, 2016 is primarily due to the cash used in operating and investing activities as described below.

Financial Condition

We have financed our operations primarily through equity and debt financings. As of March 31, 2016, the Company has raised approximately $107.8 million from the sale and issuance of equity securities and debt, net of issue costs. On October 15, 2014, we entered into a funded Technology Development Agreement and on February 16, 2015, a Collaboration Agreement with Joinstar to support the co-development by Response and Joinstar of components and multiple assays that will run on a high throughput rapid immunoassay analyzer developed by Joinstar. Under the terms of the agreements, we have received milestones totaling US$3.0 million to date and are eligible to receive a further US$0.8 million in development milestones over the remaining project period. We expect these funds, in part, to be used to reduce working capital deficiencies, if any, at the time they are received In conjunction with the signing of the Collaborative Agreement, we entered into a definitive Supply Agreement with Joinstar whereby we will provide certain materials required for Joinstar to manufacture and sell the developed assays specifically to run on their analyzer. Under the terms of the Supply Agreement, we will receive a guaranteed US$1.78 million in revenue-based payments over the first five years of commercialization of the co-developed assays. In addition to the Joinstar agreements, the Company has a term loan from SVB with an outstanding principal balance of approximately US$0.7 million as of March 31, 2016.

Sales to our former national distributor in China represented 50% of product sales during the quarter ended March 31, 2016. The purchases of products from the Company in the first quarter of 2016 were in satisfaction of rebates that were accrued in 2015. We received the payment for these products in the first half of 2015 and therefore no additional cash was received during the quarter ended March 31, 2016 for these products. In addition, this distributor advised us in early summer 2015 that it had built up inventory at a higher rate than its current sales to end-users. Consequently, this distributor made fewer purchases from us during the second half of 2015 and first quarter of 2016 compared to the first two quarters of 2015. In the second half of 2015 and in early 2016, we worked with the exclusive distributor to expand its sales and explored alternative approaches to increasing sales to end users in China. We have converted this distributor’s national distribution rights to non-exclusive effective March 3, 2016 and have now contracted with new distributors in China and continue to seek additional new distributors to attempt to improve our current sales levels. No returns of the products purchased by the former national distributor are either expected or permitted under the terms of its distribution agreement.

To address the currently expected near term reductions in product sales in China during this transition period and the consequential deterioration of our near term cash position, we have implemented several cash conservation and cost reduction initiatives including reducing staff levels and delaying certain research and development projects to extend our available cash resources. As a further step to strengthen our financial position, we are also actively negotiating additional financing alternatives. While we are pursuing these various initiatives, there is no assurance that these efforts will be sufficient to fund our operations.

Our ability to continue as a going concern is uncertain and dependent on our ability to obtain additional financing, earn collaboration milestones and/or achieve sustained cash flow positive operations. We have, thus far, financed our operations through a series of equity financings, debt financing, and collaborative arrangements. We have received milestones totaling US$3.0 million to date from a collaborative agreement with Joinstar and we are eligible to receive a further US$0.8 million from the last development milestone during the remaining project period. In addition, under the terms of a Supply Agreement with Joinstar, we are eligible to receive a guaranteed US$1.78 million in revenue-based payments over the first five years of commercialization of the co-developed assays.

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

We are striving to meet our ongoing cash needs through continued efforts to improve sales in China and other markets, reduce costs and conserve cash, and raise additional financing. We are also considering various strategic alternatives. It is uncertain how long our current cash will last. We are actively pursuing additional financing and believe that such financing along with a combination of some or all of the various cost reduction, cash conservation, sales and marketing initiatives, and completion of our collaboration with Joinstar, including short term out of the ordinary cash management measures, will be required to meet our anticipated cash requirements. Due to our history of losses and recent decreases in China product sales, there is substantial doubt over our ability to continue as a going concern as we are dependent on achieving profitable operations and obtaining additional financing, the outcomes of which cannot be predicted at this time.

Ongoing Sources and Uses of Cash

Changes in Cash Flows

Changes in cash flows were as follows (in thousands):

For the Three Months Ended March 31,	2016	2015
Cash used in operating activities	(1,712)	(1,327)
Cash generated from (used in) investing activities	563	(345)
Cash used in financing activities	(339)	(110)
Decrease in cash during the period	$(1,490)	$(1,782)

As at March 31, 2016, our cash and cash equivalents balance was $1.0 million. The decrease in our cash and cash equivalents during the three months ended March 31, 2016 was primarily the result of $1.7 million of cash used in operating activities and $0.3 million of cash used in financing activities offset by $0.6 million of cash generated from investing activities as described below:

Cash Used In Operating Activities

Cash used in operating activities during the three month period ended March 31, 2016 was $1.7 million versus the $1.3 million of cash in the prior year. The net cash used in operating activities in 2015 was primarily the result of a net loss of $1.3 million adjusted for the total effects of non-cash adjustments of $0.6 million. In addition, changes in working capital excluding cash were as follows (in $thousands):

For the Three Months Ended March 31,	2016	2015
Trade receivables	(159)	(1,004)
Other receivables	4	(77)
Inventories	(323)	(443)
Prepaid expenses and other	49	(118)
Accounts payable and accrued liabilities	479	807
Deferred revenue	(1,119)	210
Total change in non-cash working capital	$(1,069)	$(625)

Explanations of the more significant net changes in working capital during the three month period ended March 31, 2016 are as follows:

●	Trade receivable balances increased from $466,000 to $614,000 million as a result of the timing of shipments during the quarter and changes in the percentage of shipments that had been prepaid;
●	Inventory balances increased from $1.8 million to $2.1 million as a result of the stocking of inventory for expected sales to be made in the following quarters;
●	Accounts payable and accrued liabilities increased from $3.3 million to $3.6 million due to the timing of vendor payments; and
●	Deferred revenue decreased from $1.3 million to $0.2 million due to the recognition of revenue that was prepaid in prior periods.

Cash Generated From (Used In) Investing Activities

Net cash generated from investing activities for the three month period ended March 31, 2016 was $563,000 compared to net cash used in investing activities for the three month period ended March 31, 2015 of $345,000. The cash generated this quarter was the result of $584,000 of restricted cash that was released as a result of achieving an operating profit during the year ended December 31, 2015 as outlined in our lease agreement. This was offset by $21,000 of cash used for the purchase of manufacturing equipment.

Cash Used In Financing Activities

Net cash used in financing activities for the three month period ended March 31, 2016 and 2015 was $339,000 and $110,000. The increase represents the repayment of the term loan with Silicon Valley Bank that was interest only during the first quarter of 2015.

Off-Balance-Sheet Arrangements

The Company does not have any off-balance sheet financing arrangements at March 31, 2016.

Tabular Disclosure of Contractual Obligations

There have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as contained in our Annual Report on Form 10K filed by the Company with the SEC on March 24, 2016.

Related Party Transactions

We received US$1.28 million from Joinstar upon signing of the Technology Development Agreement and Collaboration Agreement with these upfront payments being recognized into income over the expected development period. For the three months ended March 31, 2016, $113,000 was recognized into income. These development fees are included under collaborative revenue in the consolidated statements of loss and comprehensive loss. The unrecognized portion of the development fees are included under deferred revenue on the consolidated balance sheet.

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

Our significant accounting policies are discussed in Note 3, “Significant Accounting Policies,” to the consolidated financial statements included in Item 8 of our Annual Report on Form 10-K that we filed with the SEC on March 24, 2016. We believe that the following are our most critical accounting policies and estimates, each of which is critical to the portrayal of our financial condition and results of operations and requires our most difficult, subjective and complex judgments. Our management has reviewed our critical accounting policies and the related disclosures with the Audit Committee of our Board of Directors.

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

During the quarter ended March 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

We are not aware of any material litigation involving us that is outstanding, threatened or pending.

ITEM 1A.     RISK FACTORS

Our future performance is subject to a number of risks. If any of the following risks actually occur, our business could be harmed and the trading price of our common stock could decline. In evaluating our business, you should carefully consider the following risks in addition to the other information in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. It is not possible to predict or identify all such factors and, therefore, you should not consider the following risks to be a complete statement of all the potential risks or uncertainties that we face.

Risks Related to Our Company

We will need to raise additional capital to continue as a going concern. If we are unsuccessful in attracting capital to our Company, we will not be able to continue operations or will be forced to sell assets to do so. Alternatively, capital may not be available to our Company on favorable terms, or at all. If available, financing terms may lead to significant dilution to the shareholders' equity in our Company.

We are not profitable and will need to raise additional capital to continue as a going concern. Although we have positive cash flows from operations in 2015, we historically have had negative cash flow from operations. We also have substantial debt obligations with associated interest and principal payments. We are striving to meet our ongoing cash needs through continued efforts to improve sales in China and other markets, reduce costs and conserve cash, and raise additional financing. We are also considering various strategic alternatives. It is uncertain how long our current cash will last, although without additional financing, we may not be able to continue as a going concern beyond the second quarter of 2016. We are actively pursuing additional financing and believe that such financing along with a combination of some or all of the various cost reduction, cash conservation, sales and marketing initiatives, and completion of our collaboration with Joinstar, including short term out of the ordinary cash management measures, will be required to meet our anticipated cash requirements. Due to our history of losses and recent significant decreases in China product sales, there is substantial doubt over our ability to continue as a going concern as we are dependent on obtaining additional financing and achieving profitable operations, the outcomes of which cannot be predicted at this time. If we are unable to return to cash flow positive operations and/or we are unable to obtain additional financing, we will be required to reduce or restructure operations or we may be required to cease operations. We have historically relied primarily on debt and equity financings to fund our operations and commercialize our products. Additional capital may not be available, at such times or in amounts as needed by us. Even if capital is available, it might be on adverse terms. Any additional equity financing will be dilutive to our shareholders. If access to sufficient capital is not available as and when needed, our business will be materially impaired and we may be required to cease operations, curtail one or more product development, manufacturing improvement, or sales generation programs, attempt to obtain funds through collaborative partners or others that may require us to relinquish rights to certain technologies or product candidates, or we may be required to significantly reduce expenses, sell assets, seek a merger or joint venture partner, file for protection from creditors or liquidate all our assets.

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

We have incurred significant losses to date and we expect these losses to continue for the near future. As of March 31, 2016, we had an accumulated deficit of $121.6 million and had generated positive cash flow from operations only during 2015. Our existing cash resources, along with the additional cash milestone anticipated from the funded development from our collaboration agreement, may not be sufficient to fund operations beyond the second quarter of 2016. In addition, we may not be able to successfully earn the final development milestone in our collaboration agreement with Joinstar on a timely basis or at all. Accordingly, there is substantial doubt about our ability to continue as a going concern as it is uncertain presently how long our current cash will last. We are currently seeking additional financing to support our continued operations; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. In view of these conditions, our ability to continue as a going concern is dependent upon our ability to obtain such financing and, ultimately, on achieving profitable operations. The outcome of these matters cannot be predicted at this time. The consolidated financial statements for the three months ended March 31, 2016 do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should we be unable to continue in business. Such adjustments could be material. If we are unable to generate sufficient revenue, positive cash flow or earnings, or raise sufficient capital to maintain operations, we may not be able to continue operating our business and be forced to sell our Company or liquidate our assets.

We have evolved from a pure development company to a commercial enterprise but to date have realized minimal operating revenues from product sales. For the three months ended March 31, 2016 and 2015, we have a net loss of $1.3 million and $1.1 million respectively; however, excluding the non-cash unrealized loss or gain on revaluation of our warrant liability we have incurred adjusted losses of $0.8 million and $1.2 million respectively. We generated positive operating income in fiscal 2015 but were not profitable this quarter. Generating revenues and profits will depend significantly on our ability to obtain sufficient financing and to successfully develop, commercialize, manufacture and market our products. The time necessary to achieve market success for any individual product is uncertain. No assurance can be given that product development efforts will be successful, that required regulatory approvals can be obtained on a timely basis, if at all, or that approved products can be successfully manufactured or marketed. Consequently, we cannot assure that we will ever generate significant revenue or achieve or sustain profitability. As well, there can be no assurance that the costs and time required to complete commercialization will not exceed current estimates. We may also encounter difficulties or problems relating to research, development, manufacturing, distribution and marketing of our products. In the event that we are unable to generate adequate revenues, cash flow or earnings, to support our operations, or we are unable to raise sufficient capital to do so, we may be forced to cease operations and either sell our business or liquidate our assets.

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

In the first quarter of 2015, we granted Shanghai Elite exclusive distribution rights to all of China excluding Taiwan, Hong Kong and Macao Special Administration Region effective March 3, 2016 this exclusivity was revoked and we continue to work with Shanghai Elite as a non-exclusive distributor. Since March 2016, we have entered into several new non-exclusive distribution agreements in China. We cannot predict whether our new distributors will fully replace the sales previously provided by our former distributors, which would have an adverse impact on our business performance in future years.

A substantial portion of our business is in China where we have limited direct presence to closely monitor and understand the rapidly expanding market.

Approximately 50% of our product revenue derives from sales of our products through our distribution channel partners in China. China is a dynamic and rapidly evolving market for medical technology including the POC diagnostic testing market in which we compete. While we have established a direct presence in China via a Representative Office to allow us to better monitor and understand this market, there is no assurance that these activities will be effective and will enable us to anticipate changes in this market or may impact the relationships that we have with new and existing Chinese distributors which would materially and adversely impact our product sales in China.

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

There are various operational and financial risks associated with international activity. We may face difficulties and risks in our international business, including changing economic or political conditions, export restrictions, currency risks, export controls relating to technology, compliance with existing and changing regulatory requirements, tariffs and other trade barriers, longer payment cycles, problems in collecting accounts receivable, reimbursement levels, government mandated price reductions, reduced protection for intellectual property, potentially adverse tax consequences, limits on repatriation of earnings, the burdens of complying with a wide variety of foreign laws, nationalization, war, insurrection, terrorism and other political risks and factors beyond our control. In addition, sales to countries such as Russia and Iran may be disrupted by short and long-term international sanctions, which may involve the requirement to obtain export licenses, the cessation of business activities in those countries, implementations of compliance programs, and prohibitions on the conduct of our business. As a consequence, these potential international risks may prevent us from selling our products in certain jurisdictions, lead to competitive products similar to ours developed and sold without properly licensing our IP, may make it very difficult or even impossible to collect on accounts receivable or may impose a variety of additional expenses on our business such that we cannot sell our products at a profit. For international sales, we price and invoice our products primarily in U.S. dollars and consequently incur a U.S./Canadian foreign exchange risk. Similarly, our customers in countries that do not have the U.S. dollar as their home currency, such as China and Russia, may face additional pricing pressure if the U.S. dollar moves unfavorably against their home currency. We also expect that there may be a greater requirement in the future for sales to European customers to be priced and invoiced in Euros. Any significant adverse change in currency exchange rates may negatively impact our profit margins such that we may not be able to generate positive cash flow or earnings from our operations. To date, we have not made any provision for a currency-hedging program. We periodically evaluate options to mitigate our exposure to currency fluctuations, but there can be no assurance that we will be able to do so.

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

In the Vector environmental testing market, our primary competitor is VecTor Test Systems, Inc., VecTor Test Systems, Inc. markets and sells a product for the rapid detection of WNV, Chikungunya, Malaria, Dengue, SLE, EEE and WEE among other tests.

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

In May 2007, we entered into an agreement to lease a multi-use, 46,000 square foot facility in Vancouver, British Columbia, Canada. This facility, which we have occupied as our main operation center since 2008, is significantly larger than required for our near term production requirements. The excess space is difficult to sublease due to the current layout of the company’s manufacturing operations and the significant availability of space in other buildings in the local real estate market. In addition to rental payments for the facility, we are obligated to repay with interest over the next 7 years the $5.1 million balance due as of March 31, 2016 on the repayable leasehold improvement allowance.

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

The collaboration with Joinstar could subject us to a number of risks, including the risk that:

●	We may not be able to control the amount and timing of resources that Joinstar will devote to the co-development and marketing of the assays;
●	Joinstar may experience financial difficulties or technical difficulties in the development of their new immunoassay analyzer;
●	Significant changes in a Joinstar’s business strategy may adversely affect their willingness or ability to complete their obligations under our agreements; and
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

The success of our technology and products is highly dependent on our intellectual property portfolio, for which we have sought protection through a variety of means, including patents (both issued and pending) and trade secrets, see "Intellectual Property" in our Annual Report on Form 10-K. There can be no assurance that any additional patents will be issued on existing or future patent applications or on patent applications licensed from third parties. Even when such patents have been issued, there can be no assurance that the claims allowed will be sufficiently broad to protect our technologies or that the patents will provide protection against competitive products or otherwise be commercially valuable. No assurance can be given that any patents issued to or licensed to us will not be challenged, invalidated, infringed, circumvented or held unenforceable. In addition, enforcement of our patents in foreign countries will depend on the attitudes, laws and procedures in those foreign jurisdictions. Monitoring and identifying unauthorized use of our technologies or licensed technologies may prove difficult, and the cost of litigation to enforce our IP may impair our ability to guard adequately against such infringement. If we are unable to successfully defend our intellectual property, third parties may be able to use our technology to commercialize products that compete with ours. Further, defending intellectual property can be a very costly and time-consuming process. The costs and delays associated with such a defense, even if successful, may negatively impact our financial position.

There are many patent claims in the area of lateral flow immunoassays and some patent infringement lawsuits have occurred amongst parties, other than ourselves, with respect to patents in this area. Our commercial success may depend upon our products not infringing on any intellectual property rights of others and upon no such claims of infringement being made. In the event that a third party was able to substantiate a claim against us, it could result in us not being able to sell our products in certain markets or at all. Further, as a result we may be required to enter into license agreements with said third parties on terms that would negatively impact our ability to conduct our business. Even if such claims were found to be invalid, the dispute process would likely have a materially adverse effect on our business, results of operations and prospects. To date, to the best of our knowledge, there have been no threats of litigation, legal actions or other claims made against any of our intellectual property. Although we attempt to identify patents that pose a risk of infringement, there is no assurance that we have identified all U.S. and foreign patents that present such a risk.

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

We are highly dependent upon the members of our management and scientific staff, who could leave Response at any time. The loss of these key individuals could impede our ability to achieve our business goals. Our Chief Executive Officer and Senior Vice President of Worldwide Sales and Marketing resigned during the third quarter of 2014. The Board consequently promoted a senior executive to Chief Operating Officer and then as our Chief Executive Officer. In addition, we have hired additional staff for our China office during the third and fourth quarters of 2015 but key employee turnover in China continues. The Board continues to work closely and support the remaining management team and believes this team has the potential to effectively lead the company’s recovery and future growth. There can be no assurance however that the current management team can continue to improve operations and achieve strong targeted future growth due to the substantial workload facing the small leadership team.

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

We are subject to manufacturing risks, including our manufacturing experience with newer products and processes, which may hinder our ability to scale-up manufacturing. Additionally, unanticipated acceleration or deceleration of customer demand may lead to manufacturing inefficiencies. We must manufacture our products in compliance with regulatory requirements, in sufficient quantities and on a timely basis, while maintaining acceptable product quality and manufacturing costs. Significant additional resources, implementation of additional automated and semi-automated manufacturing equipment and changes in our manufacturing processes and organization have been, and are expected to continue to be, required for scale-up to meet increasing customer demand, and this work may not be affordable and/or successfully or efficiently completed.

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

The market for immunoassay-based diagnostic testing is rapidly changing as a result of consolidation in the industry. There have been many acquisitions in the medical diagnostics market including several by Alere, which helped the company expand its presence in the market for rapid diagnostic tests used in hospitals and doctors' offices. Siemens, Abbot and Alere both have significant existing businesses in diagnostics and/or related markets for healthcare equipment and services. Abbot has recently proposed to acquire Alere although there is no assurance when and if this transaction will close. It is unclear how these completed, or future, acquisitions will impact the competitive landscape for our products, or for hospital-based diagnostic testing in general. However, because these competitors sell a broad range of product offerings to our prospective hospital customers, and because of the substantially greater financial resources and more established marketing, sales, and service organizations that they each have, we believe there is greater risk that these new consolidated competitors may offer discounts as a competitive tactic, or may hold other competitive advantages as a result of their ability to sell to a broader menu of important hospital infrastructures, for equipment and information systems, on a combined, or bundled basis.

Our business and industry is affected by seasonality, including governmental budget cycles. We may not be able to successfully scale up operations to meet demand during peak seasonal periods or scale down operations during periods of low demand, which could result in lost revenue and/or reduced manufacturing efficiencies, negative cash flows and losses.

Our operating results may fluctuate from quarter to quarter due to many seasonal factors. Many of our prospective customers are government related organizations at a federal, state/provincial or municipal level. Consequently, our sales may be tied to government budget and purchasing cycles. Sales may also be slower in the traditional vacation months, could be accelerated in the first or fourth calendar quarters by customers whose annual budgets are about to expire (especially affecting purchases of our test Readers), may be distorted by unusually large Reader shipments from time to time, or may be affected by the timing of customer test cartridge ordering patterns. Seasonality may require us to invest significantly in additional resources including equipment, labor, and inventory to meet demand during peak seasonal periods. There can be no assurance that we will be successful in putting in place the resources to meet anticipated demand, which could lead to lost revenue opportunities. If we cannot scale down our operations and expenses sufficiently during periods of low demand for our products, we may experience significantly negative cash flow and operating losses. If we are unable to adequately forecast seasonal activity, we may experience periods of inventory shortages or excesses that would negatively impact our working capital position.

Risks Related to Our Common Stock

As we have a large number of warrants and stock options outstanding, our shareholders will experience dilution from these options and warrants in the event that they are exercised.

As of March 31, 2016, we had outstanding stock options to purchase an aggregate of 1,572,155 shares, at exercise prices between $0.60 and $6.80, warrants to purchase an aggregate of 5,049,445 shares at exercise prices between $1.00 and $3.58, 231,016 restricted share units, and 86,918 deferred share units, which in total represents 41% of our fully diluted outstanding share capitalization at that date. To the extent that these outstanding options and warrants are exercised, considerable dilution to the interests of our shareholders will occur.

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

Our common stock is currently listed for trading in Canada on the Toronto Stock Exchange (“TSX”). Our common stock is also quoted in the United States on the OTC. Shareholders may find it more difficult to dispose of or to obtain accurate quotations as to the price of our securities than if the securities were traded on a national securities exchange like The New York Stock Exchange, the NASDAQ Stock Market or the NYSE Amex LLC. The continued listing of our common stock on the TSX is currently under review. We have been granted 30 days from April 18, 2016 to demonstrate compliance with the continued listing requirements of the TSX. In the event we are unable to continue with the listing of our common stock on the TSX, other listing alternatives exist for reporting issuers in the U.S. and Canada, including the TSX Venture Exchange.

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

101

The following materials from Response Biomedical Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) unaudited Consolidated Statements of Loss and Comprehensive Loss for the three months ended March 31, 2016 and 2015, (ii) unaudited Consolidated Balance Sheets as of March 31, 2016, (iii) audited Consolidated Balance Sheets as of December 31, 2015, (iv) unaudited Consolidated Statements of Shareholders’ Deficit as of March 31, 2016 (v) unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (vi) unaudited Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Response Biomedical Corp.
(Registrant)

Date:	May 16, 2016	/s/ Dr. Barbara R. Kinnaird
Dr. Barbara R. Kinnaird
Chief Executive Officer

Date:	May 16, 2016	/s/William J. Adams
William J. Adams
Chief Financial Officer