Form 10-Q
period 2016-06-30
RESPONSE BIOMEDICAL CORP
filed 2016-08-15
CIK 806888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,917,269 as of August 1, 2016.

I

 RESPONSE BIOMEDICAL CORP.

II

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  In some cases, you can identify forward-looking statements by terms such as "may", "will", "should", "could", "would", "hope", "expects", "plans", "intends", "anticipates", "believes", "estimates", "projects", "predicts", "potential" and similar expressions intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements relating to future events, future results, and future economic conditions in general and statements about:

●	Our ability to successfully continue as a going concern, given the extremely challenging market conditions we are facing;

●	Our ability to complete the arrangement agreement described in note 2 of the consolidated financial statements in Item 1

●	Whether and how long our existing working capital and cash flows will be sufficient to fund our operations;

●	Our ability to meet the milestones required by our collaboration agreement with Joinstar;

●	Our ability to meet the covenants required by our debt obligations;

●	Our ability to raise additional capital through equity and debt financings in order to continue as a going concern;

●	Our future strategy, structure, and business prospects and our ability to retain distributors and increase product sales in existing and new markets;

●	The development of new products, regulatory approvals of new and existing products and the expansion of the market for our current products;

●	Implementing aspects of our business plan and strategies;

●	Our ability to attain and maintain profitability; and

●	Our financing goals and plans.

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

Response Biomedical Corp.

Consolidated Financial Statements

(Unaudited)

(Expressed in Thousands of Canadian dollars, Except Share Data)

As of June 30, 2016 and December 31, 2015 and for the Three and Six Month Periods Ended June 30, 2016 and 2015.

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED BALANCE SHEETS

[See Note 2 - Basis of Presentation and Going Concern Uncertainty]

(Unaudited)

(In thousands of Canadian dollars)

	June 30, 2016	December 31, 2015
	$	$
ASSETS
Current
Cash and cash equivalents	1,580	2,511
Trade receivables, net	442	466
Other receivables	79	100
Inventories [note 5]	2,195	1,819
Prepaid expenses and other	667	182
Total current assets	4,963	5,078
Long-term prepaid expenses	93	93
Restricted deposits [note 8]	317	901
Property, plant and equipment	5,330	5,689
Total assets	10,703	11,761

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current
Accounts payable and accrued liabilities [note 6]	3,793	3,297
Term loan - current portion [note 7]	720	801
Lease inducements - current portion [note 8]	169	169
Repayable leasehold improvement allowance - current portion [note 8]	543	514
Deferred revenue	1,530	1,311
Warrant liability [notes 4 and 9]	964	301
Total current liabilities	7,719	6,393
Term loan [note 7]	-	357
Lease inducements [note 8]	943	1,028
Repayable leasehold improvement allowance [note 8]	4,415	4,694
	13,077	12,472
Commitments [note 11]
Shareholders' deficit
Common shares [note 9]	105,010	104,314
Additional paid-in capital [note 9]	15,596	15,384
Deficit	(122,980)	(120,409)
Total shareholders' deficit	(2,374)	(711)
Total liabilities and shareholders' deficit	10,703	11,761

See accompanying notes

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands of Canadian dollars)

	Three Months Ended June 30,		Six Months Ended June 30
	2016	2015	2016	2015
	$	$	$	$
REVENUE
Product sales [note 12]	1,265	3,563	3,356	6,834
Collaborative revenue [note 10]	56	703	169	972
Total revenue	1,321	4,266	3,525	7,806

Cost of sales [notes 5, 9, and 11]	799	2,120	1,976	4,296
Gross profit	522	2,146	1,549	3,510

EXPENSES [notes 9 and 11]
Research and development	420	621	981	1,434
General and administrative	698	681	1,460	1,356
Sales and marketing	321	469	817	1,133
Total operating expenses	1,439	1,771	3,258	3,923

OTHER EXPENSES (INCOME)
Interest expense and amortization of deferred financing costs and debt discount [note 7]	177	225	368	460
Other expense/(income)	2	(19)	30	-
Foreign exchange loss/(gain)	3	21	(199)	134
Unrealized loss on revaluation of warrant liability [note 4]	223	150	663	95
Total other expenses	405	377	862	689
Net loss and comprehensive loss for the period	(1,322)	(2)	(2,571)	(1,102)

Loss per common share – basic and diluted [note 9]	(0.13)	(0.00)	(0.26)	(0.11)

Weighted average number of common shares outstanding – basic and diluted [note 9]	10,061,524	9,889,028	9,993,390	9,832,274

See accompanying notes

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited)

(In thousands of Canadian dollars, except share data)

	Common Stock Issued and Outstanding		Additional paid in capital	Deficit	Total Shareholders' Equity/(Deficit)
	# of shares	$	$	$	$
Balance at December 31, 2014	9,759,560	104,124	15,241	(120,259)	(894)
Net loss	-	-	-	(150)	(150)
Net shares issued upon conversion of restricted share units	165,696	190	(190)	-	-
Stock-based compensation expense	-	-	218	-	218
Restricted share units	-	-	115	-	115
Balance at December 31, 2015	9,925,256	104,314	15,384	(120,409)	(711)
Net loss	-	-	-	(2,571)	(2,571)
Private placement, net of issue costs	892,858	599	-	-	599
Net shares issued upon conversion of restricted share units	99,155	97	(97)	-	-
Stock-based compensation expense	-	-	135	-	135
Restricted share units	-	-	100	-	100
Deferred share units	-	-	74	-	74
Balance at June 30, 2016	10,917,269	105,010	15,596	(122,980)	(2,374)

See accompanying notes

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of Canadian dollars)

Six Months Ended June 30,	2016	2015
OPERATING ACTIVITIES	$	$
Net loss for the period	(2,571)	(1,102)
Add (deduct) items not involving cash:
Depreciation of property, plant and equipment	495	505
Amortization of deferred lease inducements	(85)	(85)
Amortization of deferred financing costs	27	49
Amortization of discount on debt	17	29
Stock-based compensation	135	105
Unrealized loss on revaluation of warrant liability	663	95
Unrealized foreign currency transactions	(143)	152
Changes in non-cash working capital:
Trade receivables	26	(1,180)
Other receivables	21	(30)
Inventories	(376)	(669)
Prepaid expenses and other	(11)	20
Accounts payable and accrued liabilities	155	1,232
Deferred revenue	205	1
Cash used in operating activities	(1,442)	(878)

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(26)	(353)
Reduction of restricted cash	584	-
Cash generated from (used in) investing activities	558	(353)

FINANCING ACTIVITIES
Repayment of repayable leasehold improvement allowance	(250)	(224)
Repayment of term loan	(419)	(195)
Proceeds from issuance of common shares, net of share issue costs	599	-
Cash provided used in financing activities	(70)	(419)

Effect of exchange rate changes on cash and cash equivalents	23	15

Decrease in cash and cash equivalents during the period	(931)	(1,635)
Cash and cash equivalents, beginning of period	2,511	3,221
Cash and cash equivalents, end of period	1,580	1,586

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

During the six month period ended June 30, 2016, the Company incurred a net loss of $2.6 million and negative cash flows of $0.9 million. As of June 30, 2016, the Company had a cash balance of $1.6 million, an accumulated deficit of $123.0 million, a shareholders’ deficit of $2.4 million, and a working capital deficit of $2.8 million. In addition, the Company has various operating leases and purchase commitments for inventory (refer to note 11). Included in current liabilities is a warrant liability in the amount of $964,000 that is required to be measured at fair value and is presented as a current liability in accordance with Accounting Standards Codification Topic 815 – Derivatives and Hedging (“ASC 815”). Each warrant may only be exercised on a net cashless exercise basis and no warrant may be exercised at a time when the exercise price equals or exceeds the current market price meaning the potential settlement of any warrant does not require any cash disbursement. Without taking into account the warrant liability mentioned above, current liabilities exceed current assets by $1.8 million.

Sales to the Company’s former national distributor in China represented 31% of product sales during the first half of 2016 and were 79% lower than sales to the same distributor in the comparable six month period in 2015. The purchases of products from the Company in the first six months of 2016 were in satisfaction of rebates that were accrued in 2015. The Company received the payment for these products in the first half of 2015 and therefore, no additional cash was received during 2016 for these products. No returns of the products purchased by the former national distributor are either expected or permitted under the terms of its distribution agreement. The Company converted this distributor’s national distribution rights to non-exclusive effective March 3, 2016. The Company has now contracted with new distributors in China, including Shanghai Runda Medical Technology Co., Ltd. (“Runda”), to attempt to improve our current sales levels.

The Company announced on June 16, 2016 that it has entered into a definitive arrangement agreement (the “Arrangement Agreement”) with 1077801 B.C. Ltd., a company owned by OrbiMed Asia Partners, LP, OrbiMed Private Investments III, LP and OrbiMed Associates III, LP and Runda pursuant to which 1077801 B.C. Ltd. will acquire all of the issued and outstanding common shares of the Company for cash consideration of $1.12 per share (except in the case of certain rollover shareholders who will instead receive shares of 1077891 B.C. Ltd. on a 1 to 1 basis). This transaction is subject to customary approvals, including but not limited to, the approval of at least 66 2/3% of the votes cast in person or by proxy at a Special Meeting and the approval of a majority of the shareholders’ votes cast in person or by proxy at the Special Meeting excluding shareholders whose votes may not be included pursuant to Multilateral Instrument 61-101. In addition, closing of this transaction is subject to the satisfaction of a number of conditions, including the receipt of certain regulatory, court and stock exchange approvals in addition to foreign approvals that are required. Following the closing of this transaction, the Company intends to de-list from the Toronto Stock Exchange (“TSX”).

Concurrent, with the above transaction, the Company entered into subscription agreements to undertake a non-brokered private placement financing of up to 1,785,716 common shares of the Company (the “Private Placement”) at a price of U.S. $0.56 per share for total gross proceeds of approximately U.S. $1,000,000. Pursuant to the Private Placement, Response has entered into subscription agreements with OrbiMed, where OrbiMed funds will subscribe for 892,858 Response Common Shares for total gross proceeds to the Company of approximately U.S. $500,000, and with Runda where Runda will subscribe for 892,858 Response Common Shares for total gross proceeds to the Company of approximately U.S. $500,000. The first tranche of U.S. $500,000 was closed on June 17, 2016 with the OrbiMed funds. The second tranche has not been completed yet.

To address the expected near term reduction in product sales in China during this transition period and the resulting significant deterioration of the Company’s near term cash position, in addition to the Private Placement, the Company has implemented several cash conservation and cost reduction initiatives including reducing staff levels and delaying certain research and development projects to extend its available cash resources. While the Company is pursuing these various initiatives, there is no assurance that these efforts will allow the available cash resources to be sufficient to fund the Company’s operations.

The ability of the Company to continue as a going concern is uncertain and dependent on the Company’s ability to complete the Arrangement Agreement, obtain additional financing, earn collaboration milestones and/or achieve sustained cash flow positive operations. Management has financed operations, thus far, through a series of equity financings, debt financing, and collaborative arrangements. The Company has received milestones totaling US$3.0 million to date from a collaborative agreement with Hangzhou Joinstar Biomedical Technology Co., Ltd. the (“Joinstar Agreements”) and is eligible to receive a further US$0.8 million from the last development milestone during the remaining project period. In addition, under the terms of a Supply Agreement with Joinstar, Response will receive a guaranteed US$1.78 million in revenue-based payments over the first five years of commercialization of the co-developed assays.

The Company is striving to meet its ongoing cash needs through continued efforts to improve sales in China and other markets, reduce costs and otherwise conserve cash, and raise additional financing through the private placement mentioned above. Without additional financing, the Company’s current cash may not be sufficient to allow the Company to continue as a going concern beyond the third quarter of 2016. Management believes that additional financing along with a combination of some or all of the various cost reduction, cash conservation, sales and marketing initiatives, and completion of our collaboration with Joinstar, including short term out of the ordinary cash management measures, will be required to meet its anticipated short term cash requirements. Due to the Company’s history of losses, recent significant decreases in China product sales, and current major transition of distributors in China, there is substantial doubt over the Company’s ability to continue as a going concern as it is dependent on obtaining additional financing and achieving profitable operations, the outcomes of which cannot be predicted at this time. The consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. Such adjustments could be material.

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

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory,” (Topic 330) (“ASU 2015-11”), which amends the guidelines for the measurement of inventory. Under the amendments, an entity should measure inventory valued using a first-in, first-out or average cost method at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company has not chosen early adoption for this ASU and is currently evaluating the impact of adopting this pronouncement.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires lessees to put most leases on their balance sheets as a liability for the obligation to make lease payments and as a right-of-use asset, but recognize expenses on the income statements in a manner similar to today’s accounting. The guidance also eliminates the current real estate-specific provisions for all entities. This guidance is effective for annual period beginning after December 15, 2018. Early adoption is permitted for all entities. The Company has not chosen early adoption for this ASU and is currently evaluating its effect on the Company’s consolidated financial statements.

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

For certain of the Company’s financial instruments, including cash and cash equivalents, trade receivables, other receivables, and accounts payable and accrued liabilities the carrying amounts approximate fair values due to their short-term nature. The carrying value of the restricted deposits approximates its fair value due to the nature of the cash deposit. The fair value of the term loan approximates its carrying value as the effective interest rate in the term loan with Silicon Valley Bank ("SVB") approximates the current market rate for the term loan. The fair value of the repayable leasehold improvement allowance approximates its carrying value as the fixed interest rate of 11% is considered to approximate the current market rate.

 The fair value hierarchy level at which a financial instrument is categorized is determined on the basis of the lowest level input that is significant to the fair value measurement (in thousands):

Financial Instruments carried at fair value as of June 30, 2016

	Level 1	Level 2	Level 3	Total
Liabilities	$	$	$	$
Warrant Liability	-	-	964	964

As of June 30, 2016, the warrant liability is recorded at its fair value of $1.0 million. The Company reassesses the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, contractual term of the warrant, and risk-free interest rate (refer to note 9[g]). The computation of expected volatility is based on the historical volatility of the Company’s stock. A small change in the estimates used in the Black-Scholes pricing model may have a relatively large change in the estimated valuation of the common stock warrants.

The following table presents the changes in fair value of the Company’s total Level 3 financial liabilities for the six month period ended June 30, 2016 (in thousands):

	Balance at December 31, 2015	Unrealized loss	Exercise of Warrants	Balance at June 30, 2016
Warrant Liability	301	663	-	964

Quantitative information about unobservable inputs used in Level 3 fair value measurements is presented below:

	Valuation Technique	Unobservable Input	As at June 30, 2016	As at December 31, 2015
Warrant Liability	Option Model	Stock Price Volatility	124%	128%

A 5% increase or decrease in stock price volatility would cause an approximate corresponding $60,000 increase or decrease to the Warrant Liability ($32,000 – December 31, 2015).

5. INVENTORIES

Inventories are comprised of the following (in thousands):

	June 30, 2016	December 31, 2015
	$	$
Raw materials	808	1,083
Work in progress	543	328
Finished goods	844	408
	2,195	1,819

The carrying value of inventory as of June 30, 2016 includes a write-down and a provision for expired, obsolete, and damaged inventory in the amount of $23,000 [December 31, 2015 - $51,000]. For the three and six month period ended June 30, 2016, inventory write-downs and obsolescence charges were $15,000 and $49,000 [2015 - $47,000 and $128,000].

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities comprise (in thousands):

	June 30, 2016	December 31, 2015
	$	$
Trade accounts payable	1,400	966
Employee related accounts payable and accrued liabilities	930	1,035
Royalties	425	325
Other accrued liabilities	1,038	971
	3,793	3,297

Accounts payable and accrued liabilities include $118,000 [December 31, 2015 - $8,000] of additions to property, plant, and equipment and $476,000 [December 31, 2015 – nil] of deferred transaction costs as at June 30, 2016. These amounts have been excluded from cash generated from investing activities and cash used in operating activities respectively on the consolidated statements of cash flows for the six months ended June 30, 2016, as the cash had not been disbursed.

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

Amortization of the deferred financing costs for the three and six month periods ended June 30, 2016 were $12,000 and $27,000 (2015 – $24,000 and $50,000) and amortization of the debt discount for the three and six month periods ended June 30, 2016 was $7,000 and $16,000 (2015 – $14,000 and $29,000). Both of these amounts are included in interest expense and amortization of deferred financing costs and debt discount on the consolidated statements of loss and comprehensive loss.

The term loan is comprised of the following amounts (in thousands):

	June 30, 2016	December 31, 2015
	$	$
Current portion of term loan	748	868
Current portion of unamortized debt financing costs	(18)	(42)
Current portion of unamortized debt discount	(10)	(25)
Current portion of long-term debt, net debt discount	720	801

Long-term portion of term loan	-	362
Long-term portion of unamortized debt financing costs	-	(3)
Long-term portion of unamortized debt discount	-	(2)
Long-term of long-term debt, net debt discount	-	357
Total	720	1,158

Future principal payments for the term loan as of June 30, 2016, are as follows (in thousands):

June 30,	$
2016	748
Total	748

8. LEASE INDUCEMENTS

Lease agreements entered into by the Company for its offices provides for lease inducements to be provided by the landlord to the Company, which are summarized as follows (in thousands):

	June 30, 2016	December 31, 2015
	$	$
Current Portion
Rent-free inducement [i]	54	54
Non-repayable leasehold improvement allowance [ii]	115	115
	169	169
Repayable leasehold improvement allowance [iii]	543	514
Total Current Portion	712	683

Long-Term Portion
Rent-free inducement [i]	303	330
Non-repayable leasehold improvement allowance [ii]	640	698
	943	1,028
Repayable leasehold improvement allowance [iii]	4,415	4,694
Total Long-Term Portion	5,358	5,722
Total	6,070	6,405

The lease inducements disclosed on the consolidated balance sheets as a result of these benefits is comprised of the following:

[i]      In 2007, the Company entered into a long-term facility lease agreement that included an eight and one half month rent-free period from May 17, 2007 to February 1, 2008. The lease inducement benefit arising from the rent-free period is being amortized on a straight-line basis over the term of the operating lease as a reduction to rental expense. Amortization expense for the three and six month periods ended June 30, 2016 amounted to $14,000 and $27,000 [2015 - $13,000 and $27,000].

[ii]     The Company received a non-repayable allowance for an amount of $1.7 million for expenditures related to general upgrades to the facility. The lease inducement benefit arising from the non-repayable leasehold improvement allowance is being amortized on a straight-line basis over the balance of the term of the lease beginning April 1, 2008 as a reduction to rental expense. Amortization expense for the three and six month periods ended June 30, 2016 amounted to $29,000 and $57,000 [2015 - $29,000 and $58,000].

[iii]     The Company received a repayable leasehold improvement for an amount of $7.8 million used for additional improvements to the facility. This lease inducement is being repaid over the term of the operating lease commencing February 1, 2008 at approximately $89,000 per month including interest calculated at an interest rate negotiated between the Company and the landlord. Principal repayments for the three and six month periods ended June 30, 2016 amounted to $127,000 and $250,000 [2015 - $114,000 and $224,000]. Interest payments for the three and six month periods ended June 30, 2016 amounted to $139,000 and $281,000 [2015 - $152,000 and $307,000].

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

[b]     Issued

2016 Private Placement

On June 17, 2016, the Company closed the first tranche of a non-brokered private placement of 892,858 common shares at a price of U.S. $0.56 (the “Private Placement”) with a group of investment funds controlled by OrbiMed Advisors, LLC (“OrbiMed”), the Company’s majority shareholder. The net proceeds were $599,000 after deduction of $44,000 of financing costs.

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

At the Annual General and Special Meeting held on June 18, 2013, the Company’s shareholders’ approved a change to the Company’s 2008 stock option plan permitting the maximum shares authorized to be issued under the plan to be up to 20% of the issued and outstanding common shares outstanding at any point in time. At the Annual General and Special Meeting held on June 13, 2016, the Company’s shareholders’ approved all unallocated options, rights and other entitlements under the 2008 Plan and the ability of the Company to continue granting options under the plan.

Of the 2,183,453 stock options authorized for grant under the 2008 Plan as at June 30, 2016, options for 1,378,161 shares were outstanding and 805,292 stock options were available for future grant.

The following assumptions were used to estimate the fair value of options granted during the six month period ended June 30, 2016, and 2015 using a Black-Scholes option-pricing model:

Six Months Ended June 30,	2016	2015
Risk-free interest rates	1.04%	1.31%
Expected dividend yield	0%	0%
Expected life (in years)	5.7	5.8
Expected volatility	125%	121%
Fair value per stock option	$0.74	$0.67

The expected volatility reflects the assumption that the historical volatility of common stock of the Company over a period similar to the expected life of the options is indicative of future trends. The Company estimates the risk-free interest rate using the Bank of Canada bond yield with a remaining term equal to the expected life of the option. The Company uses the simplified method for estimating the stock option term for stock option grants during the six month period ended June 30, 2016 as the Company has determined that the stock options are “plain vanilla” and historical share option exercises do not apply as the vesting term and contractual lives have significantly changed from those stock options exercised previously.

At June 30, 2016, the following stock options were outstanding:

Range of exercise price			Number of shares under option	Weighted average remaining contractual life	Weighted average exercise price	Number of options currently exercisable	Weighted average exercise price
$			#	(years)	$	#	$
0.60	-	0.92	674,137	9.09	0.73	160,662	0.78
1.02	-	1.80	224,113	6.97	1.49	185,773	1.48
	2.20		344,561	5.79	2.20	344,561	2.20
3.00	-	3.10	135,350	6.72	3.09	131,218	3.10
0.60	-	3.10	1,378,161	7.69	1.45	822,214	1.90

The options expire at various dates from April 2, 2022 to March 23, 2026.

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of optioned common shares	Weighted average exercise price
	#	$
Balance, December 31, 2015	1,533,022	1.38
Options granted	42,000	0.85
Options expired	(625)	6.80
Options forfeited	(196,236)	0.80
Balance, June 30, 2016	1,378,161	1.45

[d]     Restricted share unit plan

At the Annual General and Special Meeting held on June 18, 2013, the Company’s shareholders approved a new restricted share unit plan (“RSU Plan”). At the Annual General and Special Meeting held on June 13, 2016, the Company’s shareholders’ approved all unallocated entitlements under the RSU Plan and the ability of the Company to continue granting Restricted Share Units (“RSUs”) under the RSU Plan. Under the plan, the Company may grant RSUs to employees, directors, and eligible consultants which entitle each participant to either one common share of the Company on a time vested basis or a cash payout equal to the number of vested RSUs multiplied by the then current market value of the RSUs. The fair market value of the RSUs is determined based upon the number of RSUs granted and the quoted closing price of the Company’s stock on the trading day immediately preceding the date of determination. The duration of the vesting period and other vesting terms applicable to the grant of the RSUs shall be determined by the Board.

	Number	Weighted average
	of RSUs	exercise price
	#	$
Balance, December 31, 2015	112,489	1.02
RSUs granted	118,527	0.85
RSUs converted to common shares	(99,155)	(0.98)
Balance, June 30, 2016	131,861	0.89

The restricted share units that were granted during the six month period ended June 30, 2016 were to settle a director compensation liability that was recorded in accounts payable and accrued liabilities. The $100,000 liability has been excluded from the change in accounts payable and accrued liabilities on the consolidated statement of cash flows.

Of the 272,931 RSUs authorized for grant under the RSU Plan as at June 30, 2016, 141,070 RSUs are available for grant.

[e]     Deferred share unit plan

At the Annual General and Special Meeting held on June 18, 2013, the Company’s shareholders approved a new non-employee director deferred share unit plan (“DSU Plan”). At the Annual General and Special Meeting held on June 13, 2016, the Company’s shareholders’ approved all unallocated entitlements under the DSU Plan and the ability of the Company to continue granting Deferred Share Units (“DSUs”) under the DSU Plan. A DSU is a right granted to non-employee directors which entitle each participant to either one common share of the Company on a time vested basis or a cash payout equal to the number of DSUs multiplied by the then current market value of the DSUs. The fair market value of the DSU’s is determined based upon the number of DSUs granted and the quoted price of the Company’s stock on the trading day immediately preceding the determination date. The duration of the vesting period and other vesting terms applicable to the grant of the DSU’s shall be determined by the Board.

	Number	Weighted average
	of DSUs	exercise price
	#	$
Balance, December 31, 2015	-	-
DSUs granted	86,918	0.85
Balance, June 30, 2016	86,918	0.85

The deferred share units that were granted during the six month period ended June 30, 2016 were to settle a director compensation liability that was recorded in accounts payable and accrued liabilities. The $74,000 liability has been excluded from the change in accounts payable and accrued liabilities on the consolidated statement of cash flows.

Of the 272,931 DSUs authorized for grant under the DSU Plan as at June 30, 2016, 186,013 are available for grant.

[f]     Stock-based compensation

The following table shows stock-based compensation allocated by type of cost (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30
	2016	2015	2016	2015
	$	$	$	$
Cost of sales	7	9	17	17
Research and development	6	11	16	22
General and administrative	30	27	88	50
Sales and marketing	1	3	14	16
Total	44	50	135	105

As of June 30, 2016, the total unrecognized compensation related to stock options granted amounts to $323,000, which is expected to be recognized over a weighted average service period of 2.45 years.

[g]     Common share purchase warrants

At June 30, 2016, there were 86,848,002 warrants outstanding to purchase shares of common stock, with expiry dates ranging from November 7, 2016 to December 15, 2024. Of the total 86,848,002 warrants outstanding, 86,103,744 warrants (the warrants related to the 2011 financing) entitle the holder thereof to purchase 1/20th of a common share of the Company at a price of $1.461 per whole common share; 636,557 warrants (the private placement warrants) entitle the holder thereof to purchase one common share of the Company at a price of $3.58 per common share; 52,796 warrants entitle the holder thereof to purchase one common share of the Company at a price of $1.831 per common share; and 54,905 warrants entitle the holder thereof to purchase one common share of the Company at a price of $1.00 per common share.

 There has been no common share purchase warrant transactions during the three months ended June 30, 2016.

The estimated fair value of the warrants related to the 2011 financing is reassessed at each balance sheet date using the Black-Scholes option pricing model. The following assumptions were used to value the warrants on the following balance sheet dates:

As at June 30,	2016	2015
Risk-free interest rates	0.52%	0.49%
Expected dividend yield	0%	0%
Expected life (in years)	0.5	1.5
Expected volatility	124%	100%
Fair value of warrant	$0.0112	$0.0156

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

86,848,002 warrants, 1,378,161 stock options, 131,861 restricted share units, and 86,918 deferred share units have been excluded from the computation of diluted earnings per share for the three and six month periods ended June 30, 2016 as the Company has incurred a net loss during the periods and their inclusion would be anti-dilutive to the loss per share (2015 – 86,865,691 warrants, 1,333,835 stock options and 112,489 restricted share units were excluded).

10. RELATED PARTY TRANSACTIONS

On June 17, 2016, the Company closed the Private Placement for common shares with a group of investment funds controlled by OrbiMed, the Company’s majority shareholder. The net proceeds were $599,000 after deduction of $44,000 of financing costs.

The Company received US$1.28 million from Joinstar upon signing of the Technology Development Agreement and Collaboration Agreement. These upfront payments are being recognized into income over the expected development period and for the three and six month periods ended June 30, 2016, $56,000 and $169,000 was recognized (2015 – 246,000 and $515,000). These development fees are included under collaborative revenue in the consolidated statements of loss and comprehensive loss. The unrecognized portion of the development fees are included under deferred revenue on the consolidated balance sheet.

11. COMMITMENTS

[a]     License agreements

The Company entered into a non-exclusive license agreement, effective July 2005, as amended June 2008, to use and sublicense certain technology (“Technology”) for one of the Company’s cardiac tests. In consideration for these rights, the Company paid a non-refundable license issuance fee of $2.0 million in the first two years after execution of the agreement and is required to pay quarterly royalties on the sale of products that incorporate the Technology. For the three and six month periods ended June 30, 2016, the Company incurred an expense of $15,000 and $193,000 [2015 - $248,000 and $465,000] for royalties. Royalty and license fees incurred are included in cost of sales.

[b]     Supply agreement

The Company entered into a supply agreement, effective September 2003 for certain reagents for the Company’s RAMP® West Nile Virus Test. In addition to paying for the reagent purchased, the Company is required to pay the supplier semi-annual royalties equal to 10% of net revenue generated from the sale of the Company’s RAMP® West Nile Virus Test. The initial term of the agreement was three years from the effective date and is automatically renewed for successive periods of one year until either party terminates the agreement. For the three and six month periods ended June 30, 2016, the Company incurred an expense of $20,000 and $34,000 [2015 – $27,000 and $35,000] for royalties to the supplier. These royalties are included in cost of sales.

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

For the three and six month periods ended June 30, 2016, $218,000 and $407,000 [2015 - $211,000 and $406,000] was incurred for expenses related to base rent, administrative and management fees and estimated property taxes offset by amortization of both the rent-free inducement [note 8[i]] and non-repayable leasehold improvement allowance [note 8[ii]]. These expenses are allocated to cost of sales, research and development, general and administrative, and sales and marketing expenses.

[d]     Purchase Commitments

As at June 30, 2016, the Company has outstanding purchase commitments of $2.1 million to purchase inventory and capital equipment over the next five years of which $1.5 million will be completed within the next twelve months.

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

12. SEGMENTED INFORMATION

The Company operates primarily in one business segment, the research, development, commercialization and distribution of diagnostic technologies, with primarily all of its assets and operations located in Canada. The Company’s revenues are generated from product sales primarily in Asia, the United States and Europe. Expenses are primarily incurred from purchases made from suppliers in Canada and the United States.

Customers that represent a concentration risk are those whose outstanding receivable is 10% or greater than the total balance or those customers who represent 10% or greater of our total revenue. For the three month period ended June 30, 2016, $0.8 million (63%) in product sales were generated from four customers of which one customer represented 19%, one customer represented 18%, one customer represented 14%, and one customer represented 13% [2015 - $2.5 million (70%) from one customer]. For the six month period ended June 30, 2016, $1.9 million (55%) in product sales were generated from three customers of which one customer represents 31%, one customer represents 13%, and the other customer represents 11% [2015 - $4.8 million (71%) from one customer].

Sales attributable to a geographic area based upon the customer’s country of domicile. Sales in a country that represent 5% or more of total product sales, in to sales in Canada, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30
	2016	2015	2016	2015
	$	$	$	$
China	10	2,545	1,069	4,923
United States	418	432	738	686
Russia	227	176	430	338
Iran	173	151	324	342
Japan	159	79	267	162
Venezuela	85	-	129	43
Canada	1	17	5	24
Other	192	163	394	316
Total	1,265	3,563	3,356	6,834

Product sales by type of product were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30
	2016	2015	2016	2015
	$	$	$	$
Cardiovascular	922	3,143	2,749	6,232
Infectious Diseases	36	1	91	50
Biodefense products	65	144	134	199
Environmental	242	275	382	353
Total	1,265	3,563	3,356	6,834

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

We generally operate with a limited order backlog because our products are typically shipped shortly after orders are received. Product sales in any quarter are generally dependent on orders booked and shipped in that quarter. Our sales for any future periods are not predictable with a significant degree of certainty, and may depend on a number of factors outside of our control, including but not limited to the performance of our distributors including their inventory or timing considerations, their changing local competitive and/or reimbursement environments, and/or their ability or failure to meet minimum purchase commitments. As a result, any revenue shortfall would negatively affect our operating results and financial condition. In addition, our sales may be adversely impacted by pricing pressure and new product offerings from competitors. Our ability to be consistently profitable will depend, in part, on our ability to increase the sales volumes of our products, improve our gross margins, control our expenses and to successfully compete with other competitors. In addition, individual shipments to our largest distributors are sometimes very large—up to 50% of a quarter’s revenue may be in a single shipment. Timing of these large shipments can have a large impact on individual quarter revenues. Our financial performance from quarter to quarter may vary substantially based on timing of one or two large shipments, and as a result, we believe that period-to-period comparisons of our quarterly results of operations are not necessarily meaningful indicators of future results.

Sales to our former national distributor in China represented 31% of product sales during the first half of 2016 and were 79% lower than sales to the same distributor in the comparable six month period in 2015.. The purchases of products in the first six months of 2016 were in satisfaction of rebates that were accrued in 2015. We had received the payment for these products in the first half of 2015 and therefore, no additional cash was received during 2016 for these products. No returns of the products purchased by the former national distributor are either expected or permitted under the terms of its distribution agreement. We converted this distributor’s national distribution rights to non-exclusive effective March 3, 2016. We have now contracted with new distributors in China, including Shanghai Runda Medical Technology Co., Ltd. (“Runda”), to attempt to improve our China sales levels.

We announced on June 16, 2016 that we entered into a definitive arrangement agreement “Arrangement Agreement” with 1077801 B.C. Ltd., a company owned by OrbiMed Asia Partners, LP, OrbiMed Private Investments III, LP and OrbiMed Associates III, LP and Runda pursuant to which 1077801 B.C. Ltd. will acquire all of our issued and outstanding common shares for cash consideration of $1.12 per share (except in the case of certain rollover shareholders who will instead receive shares of 1077891 B.C. Ltd. on a 1 to 1 basis). This transaction is subject to customary approvals, including but not limited to, the approval of at least 66 2/3% of the votes cast in person or by proxy at a Special Meeting and a majority of the shareholders’ votes cast in person or by proxy at the Special Meeting excluding shareholders whose votes may not be included pursuant to Multilateral Instrument 61-101. In addition, closing of this transaction is subject to the satisfaction of a number of conditions, including the receipt of certain regulatory, court and stock exchange approvals in addition to foreign approvals that are required. Following the closing of this transaction, we intend to de-list from the Toronto Stock Exchange (“TSX”).

We also entered into subscription agreements to undertake a non-brokered private placement financing of up to 1,785,716 common shares (the “Private Placement”) at a price of U.S. $0.56 per share for total gross proceeds of approximately U.S. $1,000,000 with OrbiMed and Runda where each of the OrbiMed funds and Runda will subscribe for 892,858 of our common shares for total gross proceeds of approximately U.S. $500,000 each. The first tranche of U.S. $500,000 closed on June 17, 2016 with the OrbiMed funds. The second tranche with Runda has not completed yet.

To address the expected near term reduction in product sales to our distributors in China during this transition period and the resulting significant deterioration our near term cash position, in addition to the Private Placement, we have implemented several cash conservation and cost reduction initiatives including reducing staff levels and delaying certain research and development projects to extend its available cash resources. While we are pursuing these various initiatives, there is no assurance that these efforts will allow our available cash resources to fund our operations.

Our ability to continue as a going concern is uncertain and dependent on our ability to complete the Arrangement Agreement, obtain additional financing, earn collaboration milestones and/or achieve sustained cash flow positive operations. We have financed our operations, thus far, through a series of equity financings, debt financing, and collaborative arrangements. We received milestones totaling US$3.0 million to date from a collaborative agreement with Hangzhou Joinstar Biomedical Technology Co., Ltd. the (“Joinstar Agreements”) and are eligible to receive a further US$0.8 million from the last development milestone during the remaining project period. In addition, under the terms of a Supply Agreement with Joinstar, we will receive a guaranteed US$1.78 million in revenue-based payments over the first five years of commercialization of the co-developed assays.

We are striving to meet our ongoing cash needs through continued efforts to improve sales in China and other markets, reduce costs and otherwise conserve cash, and raise additional financing through the private placement mentioned above. Without additional financing, our current cash may not be sufficient to allow us to continue as a going concern beyond the third quarter of 2016. We believe that additional financing along with a combination of some or all of the various cost reduction, cash conservation, sales and marketing initiatives, and completion of our collaboration with Joinstar, including short term out of the ordinary cash management measures, will be required to meet our anticipated cash requirements until the Arrangement Agreement is completed. Due to our history of losses, recent significant decreases in China product sales, and current transition of distributors in China, there is substantial doubt over our ability to continue as a going concern as it is dependent on obtaining additional financing and achieving profitable operations, the outcomes of which cannot be predicted at this time.

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

●

On April 7, 2016, we announced that we were awarded a three-year Capital Equipment Supplier Contract with Vizient, Inc. for our cardiovascular and infectious disease product lines. Vizient is the largest member-owned health care company in the United States. Vizient serves a diverse membership and customer base including academic medical centers, pediatric facilities, community hospitals, integrated health delivery networks and non-acute health care providers.

●

As mentioned above, on June 16, 2016, we announced that we have entered into a definitive arrangement agreement with 1077801 B.C. Ltd., a company owned by OrbiMed and Runda. 1077801 B.C. Ltd. will acquire all of our issued and outstanding common shares for $1.12 per share except for certain rollover shareholders who will receive shares of 1077801 B.C. Ltd. on a 1 for 1 basis.

●

In addition, as mentioned above, we concurrently entered into subscription agreements with OrbiMed and Runda to undertake a non-brokered private placement financing of up to 1,785,716 common shares at a price of U.S. $0.56 per share for total gross proceeds of approximately U.S. $1.0 million. On June 17, 2016, we announced that we had closed the first tranche of the private placement with OrbiMed for 892,858 common shares for gross proceeds of $599,000 net of issuing costs.

RESULTS OF OPERATIONS

For the three month periods ended June 30, 2016 and 2015:

Revenues, Cost of Goods Sold and Gross Margin (in thousands)

	Three Months Ended June 30,		Change 2015 to 2016
	2016	2015	Increase / (Decrease)	Percent Change
Product Sales	1,265	3,563	(2,298)	(64%	)
Collaborative revenue	56	703	(647)	(92%	)
Total revenue	1,321	4,266	(2,945)	(69%	)
Cost of sales	799	2,120	(1,321)	(62%	)
Gross profit	$522	$2,146	$(1,624)	(76%	)
Gross margin on product sales	36.8%	40.5%

Product Sales

Product sales decreased 64%, or $2.3 million, during the three month period ended June 30, 2016 as compared to June 30, 2015. The change is due to lower cardiovascular test sales in China as we are transitioning to our new distribution partners in China while our former national distributor in China sells through inventory purchased from us in previous quarters. These decreased China sales were partially offset by increased cardiovascular sales to customers outside of China.

Collaborative Revenue

Collaborative revenue decreased 92% or, $0.6 million, during the three month period ended June 30, 2016 as compared to June 30, 2015. This revenue represents the recognition of the initial payments received from Joinstar in the fourth quarter of 2014 and first quarter of 2015. The decrease is due to the milestone revenue recognized in the second quarter of 2015 upon the achievement of the third milestone under the Collaboration agreement with Joinstar. There was no similar milestone achieved in the second quarter of 2016.

Gross Profit

Gross profit decreased 76% during the three month period ended June 30, 2016 in comparison to the same period in 2015. Excluding the collaborative revenue, gross profit decreased 68%, or $1.0 million. The gross profit decrease is primarily the result of a decrease in product sales and an increase in unallocated manufacturing costs. Gross margin decreased to 36.8% from 40.5% primarily due to the overall decrease in product sales resulting in an increase of unallocated manufacturing overhead costs as production has been temporarily slowed.

Operating Expenses (in thousands)

	Three Months Ended June 30,		Change 2015 to 2016
	2016	2015	Increase / (Decrease)	Percent Change
Research and development	420	621	(201)	(32%	)
General and administrative	698	681	17	2%
Sales and marketing	321	469	(148)	(32%	)
Total Operating Expenses	$1,439	$1,771	$(332)	(19%	)

Research and Development Expenses

Research and development expenses decreased by 32%, or $0.2 million, during the three month period ended June 30, 2016 in comparison to the same period in 2015. The decrease is primarily due to the reduction of clinical and regulatory staff as part of our cost reduction initiatives. In addition, there was a reduction in professional fees and development costs associated with decreased product development, clinical, and regulatory work this quarter as development activities related to the Joinstar project wind down and the PCT and dengue fever tests were developed in the prior year. We expect research and development expenses to follow this trend in the near term as a result of our cost reduction initiatives.

General and Administrative Expenses

General and administrative expenses increased by 2%, or $17,000, during the three month period ended June 30, 2016 in comparison to the same period in 2015. The increase is primarily due to increased legal and board fees as a result of the Arrangement Agreement discussed above. These increases were offset by lower travel, administrative, and regulatory costs. We expect general and administrative expenses to follow this trend in the near term as a result of our cost reduction initiatives.

Sales and Marketing Expenses

Sales and marketing expenses decreased by 32%, or $0.1 million, during the three month period ended June 30, 2016 in comparison to the same period in 2015 primarily due to lower salaries and wages and recruiting costs as a result of a decrease in the number staff in our China office. In addition, there were lower legal costs incurred as the Joinstar supply agreement was entered into in the prior year. We expect sales and marketing expenses to follow this trend in the near term as a result of our cost reduction initiatives.

OTHER EXPENSES, NET (IN THOUSANDS)

	Three Months Ended June 30,		Change 2015 to 2016
	2016	2015	Increase / (Decrease)	Percent Change
Interest expense and amortization of deferred financing costs and debt discount	177	225	(48)	(21% )
Other expense / (income)	2	(17)	21	111%
Foreign exchange loss	3	21	(18)	(86% )
Unrealized loss on revaluation of warrant liability	223	150	73	49%
Total Other Expenses	$405	$377	$28	7%

Interest Expense and Amortization of Deferred Financing Costs and Debt Discount

Interest expenses and amortization of deferred financing costs and debt discount decreased by 21%, or $48,000, during the three month period ended June 30, 2016 compared to the same period in 2015. The decrease is primarily due to lower principal balances on the SVB debt and the repayable leasehold improvement allowance resulting in lower interest charges.

Unrealized Loss on Revaluation of Warrant Liability

The unrealized loss on revaluation of the warrant liability is solely due to the mark-to-market revaluation each reporting period of the outstanding warrants, issued during our 2011 rights offering. The fair market value increased from March 31, 2016 resulting in an unrealized loss of $223,000. The fair market value is calculated using a Black-Scholes model with inputs for volatility, risk free interest rate, and expected life of the warrants. The primary reason for the increase in the value of the liability is the increase in the share price during the period. A small change in the estimates used in the Black-Scholes pricing model may have a relatively large change in the estimated valuation of the common stock warrants.

For the six month periods ended June 30, 2016 and 2015:

Revenues, Cost of Goods Sold and Gross Margin (in thousands)

	Six Months Ended June 30,		Change 2015 to 2016
	2016	2015	Increase / (Decrease)	Percent Change
Product Sales	3,356	6,834	(3,478)	(51%	)
Collaborative revenue	169	972	(803)	(83%	)
Total revenue	3,525	7,806	(4,281)	(55%	)
Cost of sales	1,976	4,296	(2,320)	(54%	)
Gross profit	$1,549	$3,510	$(1,961)	(56%	)
Gross margin on product sales	41.1%	37.1%

Product Sales

Product sales decreased 51%, or $3.5 million, during the six month period ended June 30, 2016 as compared to June 30, 2015. The change is due to a $3.8 million decrease in cardiovascular sales in China as a result of the current transition to a new Chinese distribution partner while our former national distributor in China sells through inventory purchased from us in previous quarters. This decrease was partially offset by increased cardiovascular sales to customers outside of China.

Collaborative Revenue

Collaborative revenue was $0.2 million during the six month period ended June 30, 2016. This revenue represents the recognition of the initial payments received from Joinstar in the fourth quarter of 2014 and first quarter of 2015. The decrease is due to the milestone revenue recognized in the second quarter of 2015 upon the achievement of the third milestone under the Collaboration agreement with Joinstar. There was no similar milestone achieved in the first half of 2016.

Gross Profit

Gross profit decreased 56%, or $2.0 million, during the six month period ended June 30, 2016 in comparison to the same period in 2015. Excluding the collaborative revenue, gross profit decreased 46%, or $1.2 million. The gross profit decrease is primarily the result of the decreased product sales mentioned above. Gross margin increased to 41.1% from 37.1% primarily due to an increase of our higher margin product sales outside of China, a decrease in our lower margin products sold in China, a reduction of our manufacturing costs, a reduction in the amount of inventory provisions and write-offs, and a decrease of estimated product warranties. These offset the increase in unallocated manufacturing overhead costs as a result of the lower production levels.

OPERATING EXPENSES (IN THOUSANDS)

	Six Months Ended June 30,		Change 2015 to 2016
	2016	2015	Increase / (Decrease)	Percent Change
Research and development	981	1,434	(453)	(32%	)
General and administrative	1,460	1,356	104	8%
Sales and marketing	817	1,133	(316)	(28%	)
Total Operating Expenses	$3,258	$3,923	$(665)	(17%	)

Research and Development Expenses

Research and development expenses decreased by 32%, or $453,000, during the six month period ended June 30, 2016 in comparison to the same period in 2015. The decrease is primarily due to the reduction of clinical and regulatory staff as part of our cost reduction initiatives. In addition, there was a reduction in professional fees and development costs associated with decreased product development, clinical, and regulatory work as development projects have been completed and/or are winding down. We expect research and development expenses to follow this trend in the near term as a result of our cost reduction initiatives.

General and Administrative Expenses

General and administrative expenses increased by 8%, or $104,000, during the six month period ended June 30, 2016 in comparison to the same period in 2015. The increase is primarily due to an increase in legal expenses evaluating different financing options and the increased work and Board fees related to the Arrangement Agreement mentioned above. In addition, there were increased personnel and stock based compensation costs as a result of the appointment of Dr. Kinnaird to CEO in the prior year. These increases were partially offset by lower travel, administrative, and regulatory costs. We expect general and administrative expenses to follow this trend in the near term as a result of our cost reduction initiatives.

Sales and Marketing Expenses

Sales and marketing expenses decreased by 28%, or $0.3 million, during the six month period ended June 30, 2016 in comparison to the same period in 2015. This was primarily due to lower salaries and wages as a result of a decrease in the number staff in our China office and lower recruiting costs due to the hiring of China GM in the prior year. In addition, there were lower legal costs incurred as the Joinstar supply agreement was entered into in the prior year. We expect sales and marketing expenses to follow this trend in the near term as a result of our cost reduction initiatives.

OTHER EXPENSES, NET (IN THOUSANDS)

	Six Months Ended June 30,		Change 2015 to 2016
	2016	2015	Increase / (Decrease)	Percent Change
Interest expense and amortization of deferred financing costs and debt discount	368	460	(92)	(20%	)
Other expense	30	-	30	N/A
Foreign exchange (gain) loss	(199)	134	(333)	(249%	)
Unrealized loss on revaluation of warrant liability	663	95	568	598%
Total Other Expenses (Income)	$862	$689	$173	25%

Interest Expense and Amortization of Deferred Financing Costs and Debt Discount

Interest expenses and amortization of deferred financing costs and debt discount decreased by 20%, or $92,000, during the six month period ended June 30, 2016 compared to the same period in 2015. The decrease is primarily due to lower principal balances on the SVB debt and the repayable leasehold improvement allowance resulting in lower interest charges.

Foreign Exchange (Gain) Loss

Foreign exchange gain increased by $333,000 during the six month period ended June 30, 2016 compared to the same period in 2015. Foreign exchange gains and losses are largely due to U.S. dollar balances of cash and cash equivalents, accounts receivable, accounts payable and SVB debt affected by the fluctuations in the value of the U.S. dollar as compared to the Canadian dollar. The increase in the gain is due to the relative depreciation of the U.S. dollar in during the first six months of 2016 on our net US dollar liabilities.

Unrealized Loss on Revaluation of Warrant Liability

The unrealized loss on revaluation of the warrant liability is solely due to the mark-to-market revaluation each reporting period of the outstanding warrants, issued during our 2011 rights offering. The fair market value increased from December 31, 2015 resulting in an unrealized loss of $663,000. The fair market value is calculated using a Black-Scholes model with inputs for volatility, risk free interest rate, and expected life of the warrants. The primary reason for the increase in the value of the liability is the increase in the share price in comparison to December 31, 2015. A small change in the estimates used in the Black-Scholes pricing model may have a relatively large change in the estimated valuation of the common stock warrants.

Liquidity and Capital Resources

Total cash and cash equivalents and working capital at June 30, 2016, and December 31, 2015 were as follows (in thousands):

As at,	June 30, 2016	December 31, 2015
Cash and cash equivalents	$1,580	$2,511
Percentage of total assets	15%	21%
Working capital	$(2,756)	$(1,315)
Warrant liability	$964	$301
Working capital, excluding Warrant liability	$(1,792)	$(1,014)

As of June 30, 2016, the Company had a working capital deficit. Included in current liabilities is a warrant liability that is required to be measured at fair value and is presented as a current liability in accordance with ASC 815. Each warrant may only be exercised on a net cashless exercise basis and no warrant may be exercised at a time when the exercise price equals or exceeds the current market price. As a result, the potential settlement of any warrant does not require any cash disbursement. Without taking into account the warrant liability mentioned above, the Company’s working capital as at June 30, 2016 is negative $1.8 million (December 31, 2015 – negative $1.0 million). The decrease of $0.8 million during the six months ended June 30, 2016 is primarily due to the cash used in operating and financing activities offset by cash generated from investing activities as described below.

FINANCIAL CONDITION

We have financed our operations primarily through equity and debt financings. As of June 30, 2016, the Company has raised approximately $108.4 million from the sale and issuance of equity securities and debt, net of issue costs. On June 16, 2016, we entered into a definitive Arrangement Agreement with 1077801 B.C. Ltd., a company owned by OrbiMed and Runda pursuant to which 1077801 B.C. Ltd. will acquire all of our issued and outstanding common shares for cash consideration of $1.12 per share (except in the case of certain rollover shareholders who will instead receive shares of 1077891 B.C. Ltd. on a 1 to 1 basis). This transaction is subject to customary approvals, including but not limited to, the approval of at least 66 2/3% of the votes cast in person or by proxy at a Special Meeting and the approval of a majority of the shareholders’ votes cast in person or by proxy at the Special Meeting excluding shareholders whose votes may not be included pursuant to Multilateral Instrument 61-101. In addition, closing of this transaction is subject to the satisfaction of a number of conditions, including the receipt of certain regulatory, court and stock exchange approvals in addition to foreign approvals that are required. Following the closing of this transaction, we intend to de-list from the TSX. We also entered into subscription agreements to undertake a Private Placement at a price of U.S. $0.56 per common share for total gross proceeds of approximately U.S. $1,000,000 with OrbiMed and Runda. The first tranche of U.S. $500,000 closed on June 17, 2016 with the OrbiMed funds; however, the second tranche with Runda has not completed yet.

Sales to our former national distributor in China represented 31% of product sales during the first half of 2016 and were 79% lower than sales to the same distributor in the comparable six month period in 2015. The purchases of products in the first six months of 2016 were in satisfaction of rebates that were accrued in 2015. We had received the payment for these products in the first half of 2015 and therefore, no additional cash was received during 2016 for these products. No returns of the products purchased by the former national distributor are either expected or permitted under the terms of its distribution agreement. We converted this distributor’s national distribution rights to non-exclusive effective March 3, 2016. We have now contracted with new distributors in China, including Runda, to attempt to improve our China sales levels.

On October 15, 2014, we entered into a funded Technology Development Agreement and on February 16, 2015, a Collaboration Agreement with Joinstar to support the co-development by Response and Joinstar of components and multiple assays that will run on a high throughput rapid immunoassay analyzer developed by Joinstar. Under the terms of the agreements, we have received milestones totaling US$3.0 million to date and are eligible to receive a further US$0.8 million in development milestones over the remaining project period. We expect these funds, in part, to be used to reduce working capital deficiencies, if any, at the time they are received In conjunction with the signing of the Collaborative Agreement, we entered into a definitive Supply Agreement with Joinstar whereby we will provide certain materials required for Joinstar to manufacture and sell the developed assays specifically to run on their analyzer. Under the terms of the Supply Agreement, we will receive a guaranteed US$1.78 million in revenue-based payments over the first five years of commercialization of the co-developed assays. In addition to the Joinstar agreements, the Company has a term loan from SVB with an outstanding principal balance of approximately US$0.6 million as of June 30, 2016.

To address the expected near term reduction in product sales to our distributors in China during this transition period and the resulting significant deterioration our near term cash position, in addition to the Private Placement, we have implemented several cash conservation and cost reduction initiatives including reducing staff levels and delaying certain research and development projects to extend our available cash resources. While we are pursuing these various initiatives, there is no assurance that these efforts will allow our available cash resources to fund our operations.

Our ability to continue as a going concern is uncertain and dependent on our ability to complete the Arrangement Agreement, obtain additional financing, earn collaboration milestones and/or achieve sustained cash flow positive operations. We have financed our operations, thus far, through a series of equity financings, debt financing, and collaborative agreements. We received milestones totaling US$3.0 million to date from Joinstar Agreements and are eligible to receive a further US$0.8 million from the last development milestone during the remaining project period. In addition, under the terms of a Supply Agreement with Joinstar, we will receive a guaranteed US$1.78 million in revenue-based payments over the first five years of commercialization of the co-developed assays.

We are striving to meet our ongoing cash needs through continued efforts to improve sales in China and other markets, reduce costs and otherwise conserve cash, and raise additional financing through the private placement mentioned above. Without additional financing, our current cash may not be sufficient to allow us to continue as a going concern beyond the third quarter of 2016. We believe that additional financing along with a combination of some or all of the various cost reduction, cash conservation, sales and marketing initiatives, and completion of our collaboration with Joinstar, including short term out of the ordinary cash management measures, will be required to meet our anticipated cash requirements until our announced acquisition is completed. Due to our history of losses, recent significant decreases in China product sales, and current transition of distributors in China, there is substantial doubt over our ability to continue as a going concern as it is dependent on obtaining additional financing and achieving profitable operations, the outcomes of which cannot be predicted at this time.

ONGOING SOURCES AND USES OF CASH

CHANGES IN CASH FLOWS

Changes in cash flows were as follows (in thousands):

For the Six Months Ended June 30,	2016	2015
Cash used in operating activities	(1,442)	(878)
Cash generated from (used in) investing activities	558	(353)
Cash provided by/(used in) financing activities	(70)	(419)
Decrease in cash during the period	$(931)	$(1,635)

As at June 30, 2016, our cash and cash equivalents balance was $1.6 million. The decrease in our cash and cash equivalents during the six months ended June 30, 2016 was the result of $1.4 million of cash used in operating activities and $0.1 million of cash used in financing activities offset by $0.6 million generated from investing activities described below.

Cash Used In Operating Activities

Cash used in operating activities during the six month period ended June 30, 2016 was $1.4 million versus the $0.9 million of cash in the prior year. The net cash used in operating activities in 2016 was primarily the result of cash used in operations because our cash expenses exceeded our gross profit earned on our revenue. Non-cash working capital remained relatively unchanged due to the changes described below (in thousands):

For the Six Months Ended June 30,	2016	2015
Trade receivables	26	(1,180)
Other receivables	21	(30)
Inventories	(376)	(669)
Prepaid expenses and other	(11)	20
Accounts payable and accrued liabilities	155	1,232
Deferred revenue	205	1
Total change in non-cash working capital	$20	$(626)

Explanations of the more significant net changes in working capital during the six month period ended June 30, 2016 are as follows:

●	Inventory balances increased from $1.8 million to $2.2 million as a result of a delay in planned shipments to China as the transition to a new distribution partner is occurring
●	Accounts payable and accrued liabilities increased from $3.3 million to $3.87 million due to the timing of vendor payments; and
●	Deferred revenue increased from $1.3 million to $1.5 million due to the timing of prepayments received from customers for future orders.

Cash Generated From (Used In) Investing Activities

Net cash generated from investing activities for the six month period ended June 30, 2016 was $558,000 compared to net cash used in investing activities for the same period in 2015 of $353,000. The cash generated during 2016 was the result of $584,000 of restricted cash that was released as a result of achieving an operating profit during the year ended December 31, 2015 as outlined in our lease agreement for our Vancouver headquarters. This was offset by $26,000 of cash used for the purchase of manufacturing equipment.

Cash Used In Financing Activities

Net cash used in financing activities in the six month period ended June 30, 2016 is related to principal payments of our leasehold improvement allowance and the repayment of our term loan with SVB of $0.7 million offset by the private placement completed for net proceeds of $0.6 million. The cash used in financing activities in 2015 was solely for repaying our leasehold improvement allowance and term loan with SVB.

Off-Balance-Sheet Arrangements

The Company does not have any off-balance sheet financing arrangements at June 30, 2016.

Tabular Disclosure of Contractual Obligations

There have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as contained in our Annual Report on Form 10K filed by the Company with the SEC on March 24, 2016.

Related Party Transactions

We closed the private placement with a group of investment funds controlled by OrbiMed, our majority shareholder. The net proceeds were $599,000 after deduction of $44,000 of financing costs.

We received US$1.28 million from Joinstar upon signing of the Technology Development Agreement and Collaboration Agreement. These upfront payments are being recognized into income over the expected development period and for the three and six month periods ended June 30, 2016, $56,000 and $169,000 was recognized (2015 – $246,000 and $515,000). These development fees are included under collaborative revenue in the consolidated statements of loss and comprehensive loss. The unrecognized portion of the development fees are included under deferred revenue on the consolidated balance sheet.

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

On an ongoing basis, we evaluate our estimates, including those related to revenue recognition including the recognizing of revenue under the milestone method, valuation of stock based compensation, valuation of long-lived assets, tax related contingencies, recoverability of receivables, valuation of inventories, and warranty accruals. We base our estimates on historical experience and on various other assumptions, including expected trends that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

Warrant Liability

We account for warrants, issued in the 2011 rights offering, pursuant to the authoritative guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock. We have classified the warrants on the consolidated balance sheet as a liability that is revalued at each balance sheet date subsequent to the initial issuance. Determining the appropriate fair-value model, and calculating the fair value of warrants requires considerable judgment, including estimating stock price volatility and expected warrant life. The computation of expected volatility is based on the historical volatility of shares of our common stock for a period that coincides with the expected life of the warrants. A small change in the estimates used may have a relatively large change in the estimated valuation. We use the Black-Scholes pricing model to value the warrants.

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

During the quarter ended June 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report.

 Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are not profitable and will need to raise additional capital to continue as a going concern. Although we had positive cash flows from operations in 2015, we historically have had negative cash flow from operations and expect to have negative cash flow from operations in the near future. We also have substantial debt obligations with associated interest and principal payments. We are striving to meet our ongoing cash needs through continued efforts to improve sales in China and other markets, reduce costs and conserve cash, and raise additional financing. We have entered into a definitive arrangement agreement with 1077801 B.C. Ltd., a company owned by OrbiMed Asia Partners, LP, OrbiMed Private Investments III, LP and OrbiMed Associates III, LP and Shanghai Runda Medical Technology Co., Ltd. (“Runda”) pursuant to which 1077801 B.C. Ltd. will acquire all of the issued and outstanding common shares of the Company for cash consideration of $1.12 per share (except in the case of certain rollover shareholders who will instead receive shares of 1077891 B.C. Ltd. on a 1 to 1 basis). This transaction is subject to customary approvals, including but not limited to, the approval of at least 66 2/3% of the votes cast in person or by proxy at a Special Meeting and the approval of a “majority of a minority” of the shareholders of the votes cast in person or by proxy at the Special Meeting excluding shareholders who votes may not be included pursuant to Multilateral Instrument 61-101. In addition, closing of this transaction is subject to the satisfaction of a number of conditions, including the receipt of certain regulatory, court and stock exchange approvals in addition to foreign approvals that are required.

It is uncertain how long our current cash will last, although without additional financing, we may not be able to continue as a going concern beyond the third quarter of 2016. We are actively pursuing additional financing and believe that such financing along with a combination of some or all of the various cost reduction, cash conservation, sales and marketing initiatives, and completion of our collaboration with Joinstar, including short term out of the ordinary cash management measures, will be required to meet our anticipated cash requirements. Due to our history of losses and recent significant decreases in China product sales, there is substantial doubt over our ability to continue as a going concern as we are dependent on obtaining additional financing and achieving profitable operations, the outcomes of which cannot be predicted at this time. If we are unable to return to cash flow positive operations and/or we are unable to obtain additional financing, we will be required to reduce or restructure operations or we may be required to cease operations. We have historically relied primarily on debt and equity financings to fund our operations and commercialize our products. Additional capital may not be available, at such times or in amounts as needed by us. Even if capital is available, it might be on adverse terms. Any additional equity financing will be dilutive to our shareholders. If access to sufficient capital is not available as and when needed, our business will be materially impaired and we may be required to cease operations, curtail one or more product development, manufacturing improvement, or sales generation programs, attempt to obtain funds through collaborative partners or others that may require us to relinquish rights to certain technologies or product candidates, or we may be required to significantly reduce expenses, sell assets, seek a merger or joint venture partner, file for protection from creditors or liquidate all our assets.

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

We have incurred significant losses to date and we expect these losses to continue for the near future. As of June 30, 2016, we had an accumulated deficit of $123.0 million and have only generated positive cash flow from operations during 2015. Our existing cash resources, along with the additional cash milestone anticipated from the funded development from our collaboration agreement, may not be sufficient to fund operations beyond the third quarter of 2016. In addition, we may not be able to successfully earn the final development milestone in our collaboration agreement with Joinstar on a timely basis or at all. Accordingly, there is substantial doubt about our ability to continue as a going concern as it is uncertain presently how long our current cash will last. We are currently seeking additional financing to support our continued operations; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. In view of these conditions, our ability to continue as a going concern is dependent upon our ability to obtain such financing and, ultimately, on achieving profitable operations. The outcome of these matters cannot be predicted at this time. The consolidated financial statements for the three and six months ended June 30, 2016 do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should we be unable to continue in business. Such adjustments could be material. If we are unable to generate sufficient revenue, positive cash flow or earnings, or raise sufficient capital to maintain operations, we may not be able to continue operating our business and be forced to sell our Company or liquidate our assets.

We have evolved from a pure development company to a commercial enterprise but to date have realized minimal operating revenues from product sales. For the six months ended June 30, 2016 and 2015, we have a net loss of $2.6 million and $1.1 million respectively; however, excluding the non-cash unrealized loss or gain on revaluation of our warrant liability we have incurred adjusted losses of $1.9 million and $1.0 million respectively. We generated positive operating income in fiscal 2015 but are not profitable in the first half of 2016. Generating revenues and profits will depend significantly on our ability to obtain sufficient financing and to successfully develop, commercialize, manufacture and market our products. The time necessary to achieve market success for any individual product is uncertain. No assurance can be given that product development efforts will be successful, that required regulatory approvals can be obtained on a timely basis, if at all, or that approved products can be successfully manufactured or marketed. Consequently, we cannot assure that we will ever generate significant revenue or achieve or sustain profitability. As well, there can be no assurance that the costs and time required to complete commercialization will not exceed current estimates. We may also encounter difficulties or problems relating to research, development, manufacturing, distribution and marketing of our products. In the event that we are unable to generate adequate revenues, cash flow or earnings, to support our operations, or we are unable to raise sufficient capital to do so, we may be forced to cease operations and either sell our business or liquidate our assets.

If the Arrangement Agreement with is not consummated or delayed, we may not be able to continue as a going concern.

If the Arrangement Agreement described in note 2 of the consolidated financial statements in Item 1 is not consummated, the following effects may occur:

●

our directors, officers and other employees will have expended extensive time and effort and will have experienced significant distractions from their work during the pendency of the transaction, and we will have incurred significant transaction costs attempting to consummate the transaction;

●

Runda may not continue with the distribution agreement and our sales in China could suffer resulting in the need for us to secure alternate forms of financing in a short period of time and there can be no assurance that such financing could be secured under acceptable terms or in an acceptable time frame or at all;

●	the market’s perception of our continuing business could potentially result in a loss of customers, vendors, business partners, collaboration partners and employees; and
●	the trading price of our Common Stock would likely materially decrease.

In addition, the pendency of the Arrangement Agreement may have a potential negative effect on our business and relationships with customers, vendors, business partners, collaboration partners and employees, including the risk that certain key members of our management might choose not to remain employed with us prior to the completion of the Arrangement Agreement, regardless of whether or not it is completed.

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

In the first quarter of 2015, we granted Shanghai Elite exclusive distribution rights to all of China excluding Taiwan, Hong Kong and Macao Special Administration Region effective March 3, 2016 this exclusivity was revoked and we continue to work with Shanghai Elite as a non-exclusive distributor. Since March 2016, we have entered into several new non-exclusive distribution agreements in China, including with Runda who, as mentioned earlier, is involved in the Arrangement Agreement described above. We cannot predict whether our new distributors will fully replace the sales previously provided by our former distributors, which would have an adverse impact on our business performance in future years.

A substantial portion of our business is in China where we have limited direct presence to closely monitor and understand the rapidly expanding market.

Approximately 31% of our 2016 product revenue derives from sales of our products through our distribution channel partners in China. China is a dynamic and rapidly evolving market for medical technology including the POC diagnostic testing market in which we compete. While we have established a direct presence in China via a Representative Office to allow us to better monitor and understand this market, there is no assurance that these activities will be effective and will enable us to anticipate changes in this market or may impact the relationships that we have with new and existing Chinese distributors which would materially and adversely impact our product sales in China.

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

Many of our competitors have significantly larger product lines to offer and greater financial and other resources to acquire or develop new or competing technologies than we do. In addition, many of these competitors have large sales forces, well-established distribution channels, and well-known brand names. In the event that we are not able to compete successfully in the marketplace, we may face limited adoption of our products by potential customers or erosion of current market share, which would seriously impede our ability to generate revenue.

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

In May 2007, we entered into an agreement to lease a multi-use, 46,000 square foot facility in Vancouver, British Columbia, Canada. This facility, which we have occupied as our main operation center since 2008, is significantly larger than required for our near term production requirements. The excess space is difficult to sublease due to the current layout of the company’s manufacturing operations and the significant availability of space in other buildings in the local real estate market. In addition to rental payments for the facility, we are obligated to repay with interest over the next approximate 7 years the $5.0 million balance due as of June 30, 2016 on the repayable leasehold improvement allowance.

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

Our future growth will depend upon, among other factors, our ability to afford and to successfully develop new products and to make product improvements to meet evolving market needs. Although we believe that we have the scientific and technical resources available, future products will nevertheless be subject to the risks of failure inherent in the development of products based on innovative technologies and our ability to fund the timely development of new products. Any specific new product in research and development may face technical challenges that may significantly increase the costs to develop that product, cause delays to commercialization or prevent us from commercializing that product at all. Additionally, our currently constrained financial resources may limit our ability to develop new products and technologies. Although we expect to continue to expend resources on research and development efforts, to enhance existing products and develop future ones, we are unable to predict whether research and development activities will result in any commercially viable products. There can be no assurance that we will be able to successfully develop future products and tests. This would prevent us from introducing new or improved products in the marketplace, could allow competing products to capture additional market shares and would negatively impact our ability to grow our revenues and become profitable.

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

For instance, estimating the fair value of stock-based payments is highly dependent on assumptions regarding the future exercise behavior of our employees and changes in our stock price. Our stock-based payments have characteristics significantly different from those of freely traded options, and changes to the subjective input assumptions of our stock-based payment valuation models can materially change our estimates of the fair values of our stock-based payments. In addition, the actual values realized upon the exercise, expiration, early termination, or forfeiture of stock-based payments might be significantly different from our estimates of the fair values of those awards as determined at the date of grant.

ASC 718 could also adversely affect our ability to provide accurate guidance on our future financial results as assumptions that are used to estimate the fair value of stock-based payments are based on estimates and judgments that may differ from period to period. For instance, we may be unable to accurately predict the timing, amount, and form of future stock-based payments to employees or directors. We may also be unable to accurately predict the amount and timing of the recognition of tax benefits associated with stock-based payments as they are highly dependent on the exercise behavior of our employees, and the price of our stock relative to the exercise and fair value of each outstanding stock option.

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

The commercial success of our clinical tests is highly dependent upon the acceptance and adoption of the tests by the medical community. The medical community tends to be very conservative about adopting new technologies and products. Often substantial data and evidence supporting product performance is required to generate market acceptance. If we are unsuccessful in generating market acceptance, our ability to generate revenue and hence profits would be severely limited.

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

The market for immunoassay-based diagnostic testing is rapidly changing as a result of consolidation in the industry. There have been many acquisitions in the medical diagnostics market including several by Alere, which helped the company expand its presence in the market for rapid diagnostic tests used in hospitals and doctors' offices. Siemens, Abbott and Alere both have significant existing businesses in diagnostics and/or related markets for healthcare equipment and services. Abbott has recently proposed to acquire Alere although there is no assurance when and if this transaction will close. It is unclear how these completed, or future, acquisitions will impact the competitive landscape for our products, or for hospital-based diagnostic testing in general. However, because these competitors sell a broad range of product offerings to our prospective hospital customers, and because of the substantially greater financial resources and more established marketing, sales, and service organizations that they each have, we believe there is greater risk that these new consolidated competitors may offer discounts as a competitive tactic, or may hold other competitive advantages as a result of their ability to sell to a broader menu of important hospital infrastructures, for equipment and information systems, on a combined, or bundled basis.

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

As of June 30, 2016, we had outstanding stock options to purchase an aggregate of 1,378,161 shares, at exercise prices between $0.60 and $3.10, warrants to purchase an aggregate of 5,049,445 shares at exercise prices between $1.00 and $3.58, 131,816 restricted share units, and 86,918 deferred share units, which in total represents 38% of our fully diluted outstanding share capitalization at that date. To the extent that these outstanding options and warrants are exercised, considerable dilution to the interests of our shareholders will occur.

The price of our common stock may be volatile, and a shareholder's investment in our common stock could suffer a decline in value.

There has been significant volatility in the volume and market price of our common stock, and this volatility may continue in the future. This volatility may be caused by a variety of factors, including the announcement of the Arrangement Agreement, the lack of readily available quotations, the absence of consistent administrative supervision of "bid" and "ask" quotations, and generally lower trading volume. In addition, factors such as quarterly variations in our operating results, changes in financial estimates by securities analysts or our failure to meet our or their projected financial and operating results, litigation involving us, general trends relating to the medical device industry, actions by governmental agencies, national economic and stock market considerations, as well as other events and circumstances beyond our control, could have a significant impact on the future market price of our common stock and the relative volatility of such market price.

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

Our common stock is currently listed for trading in Canada on the Toronto Stock Exchange (“TSX”). Our common stock is also quoted in the United States on the OTC. Shareholders may find it more difficult to dispose of or to obtain accurate quotations as to the price of our securities than if the securities were traded on a national securities exchange like The New York Stock Exchange, the NASDAQ Stock Market or the NYSE Amex LLC. The continued listing of our common stock on the TSX is currently under review. We have been granted 60 days from July 4, 2016 to demonstrate compliance with the continued listing requirements of the TSX. In the event we are unable to continue with the listing of our common stock on the TSX, other listing alternatives exist for reporting issuers in the U.S. and Canada, including the TSX Venture Exchange.

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 16, 2016, the Company entered into subscription agreements to undertake a non-brokered private placement financing of up to 1,785,716 common shares of the Company (the “Private Placement”) at a price of U.S. $0.56 per Response Common Share for total gross proceeds of approximately U.S. $1,000,000. Pursuant to the Private Placement, Response has entered into subscription agreements with OrbiMed, where OrbiMed funds will subscribe for 892,858 Response Common Shares for total gross proceeds to the Company of approximately U.S. $500,000, and with Runda, where Runda will subscribe for 892,858 Response Common Shares for total gross proceeds to the Company of approximately U.S. $500,000. The first tranche of $500,000 with OrbiMed was closed on June 17, 2016.

The Company intends to use the net proceeds of the Private Placement to fund research and development and operating expenses and for general working capital purposes.

The Private Placement was made on a non-brokered private placement basis, exempt from prospectus and registration requirements of applicable securities laws. The securities issued pursuant to the Private Placement are subject to resale restrictions under applicable securities laws.

The securities described herein have not been, and will not be, registered under the United States Securities Act of 1933, as amended (the “U.S. Securities Act”), or any state securities laws, and accordingly, may not be offered or sold within the United States or to “U.S. Persons”, as such term is defined in Regulation S promulgated under the U.S Securities Act (“U.S. Persons”) except in compliance with the registration requirements of the U.S. Securities Act and applicable state securities requirements or pursuant to exemptions there from.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.               MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.               OTHER INFORMATION

None

ITEM 6.            EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference

2.1

Arrangement Agreement dated June 16, 2016 between the Company and 1077801 B.C. Ltd., a company owned by OrbiMed Asia Partners, LP, OrbiMed Private Investments III, LP and OrbiMed Associates III, LP and Shanghai Runda Medical Technology Co., Ltd.

Previously filed as an exhibit to, and incorporated herein by reference from, our Current Report on Form 8-K, as filed on June 20, 2016.

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

101

The following materials from Response Biomedical Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) unaudited Consolidated Statements of Loss and Comprehensive Loss for the three and six months ended June 30, 2016 and 2015, (ii) unaudited Consolidated Balance Sheets as of June 30, 2016, (iii) audited Consolidated Balance Sheets as of December 31, 2015, (iv) unaudited Consolidated Statements of Shareholders’ Deficit as of June 30, 2016 (v) unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (vi) unaudited Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Response Biomedical Corp.
(Registrant)

Date:	August 15, 2016	/s/ Dr. Barbara R. Kinnaird
Dr. Barbara R. Kinnaird
Chief Executive Officer

Date:	August 15, 2016	/s/William J. Adams
William J. Adams
Chief Financial Officer