Form 10-Q
period 2016-09-30
RESPONSE BIOMEDICAL CORP
filed 2016-11-14
CIK 806888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2016

	☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act:              Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,917,269 as of November 1, 2016.

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

●

Our ability to receive the necessary approvals from the regulatory bodies in the People’s Republic of China in order to complete the arrangement described in note 2 of the consolidated financial statements in Item 1;

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

Response Biomedical Corp.

Consolidated Financial Statements

(Unaudited)

(Expressed in Thousands of Canadian dollars, Except Share Data)

As of September 30, 2016 and December 31, 2015 and for the Three and Nine Month Periods Ended September 30, 2016 and 2015.

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED BALANCE SHEETS

[See Note 2 - Basis of Presentation and Going Concern Uncertainty]

(Unaudited)

(In thousands of Canadian dollars)

	September 30, 2016	December 31, 2015
	$	$
ASSETS
Current
Cash and cash equivalents	1,346	2,511
Trade receivables, net	425	466
Other receivables	35	100
Inventories [note 5]	2,121	1,819
Prepaid expenses and other	898	182
Total current assets	4,825	5,078
Long-term prepaid expenses	93	93
Restricted deposits [note 8]	317	901
Property, plant and equipment	5,115	5,689
Total assets	10,350	11,761

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current
Accounts payable and accrued liabilities [note 6 ]	4,083	3,297
Term loan - current portion [note 7]	534	801
Lease inducements - current portion [note 8]	169	169
Repayable leasehold improvement allowance - current portion [note 8]	558	514
Deferred revenue	1,994	1,311
Warrant liability [notes 4 and 9]	1	301
Total current liabilities	7,339	6,393
Term loan [note 7]	-	357
Lease inducements [note 8]	901	1,028
Repayable leasehold improvement allowance [note 8]	4,270	4,694
	12,510	12,472
Commitments [note 11]
Shareholders' deficit
Common shares [note 9]	105,010	104,314
Additional paid-in capital [note 9]	15,639	15,384
Deficit	(122,809)	(120,409)
Total shareholders' deficit	(2,160)	(711)
Total liabilities and shareholders' deficit	10,350	11,761

See accompanying notes

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands of Canadian dollars, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30
	2016	2015	2016	2015
	$	$	$	$
REVENUE
Product sales [note 12]	1,528	2,425	4,885	9,259
Collaborative revenue [note 10]	56	1,103	225	2,075
Total revenue	1,584	3,528	5,110	11,334

Cost of sales [notes 5, 9, and 11]	923	1,423	2,898	5,719
Gross profit	661	2,105	2,212	5,615

EXPENSES [notes 9 and 11]
Research and development	321	786	1,302	2,220
General and administrative	571	596	2,030	1,952
Sales and marketing	359	493	1,176	1,626
Total operating expenses	1,251	1,875	4,508	5,798

OTHER EXPENSES (INCOME)
Interest expense and amortization of deferred financing costs and debt discount [note 7]	165	215	533	675
Other expenses	4	10	35	10
Foreign exchange loss (gain)	35	166	(164)	300
Unrealized gain on revaluation of warrant liability [note 4]	(964)	(890)	(300)	(795)
Total other (income) expenses	(760)	(499)	104	190
Net income (loss) and comprehensive income (loss) for the period	170	729	(2,400)	(373)

Earnings (loss) per common share - basic [note 9]	0.02	0.07	(0.23)	(0.04)

Earnings (loss) per common share - diluted [note 9]	0.02	0.07	(0.23)	(0.04)

Weighted average number of common shares outstanding - basic [note 9]	10,917,269	9,925,256	10,303,598	9,863,609

Weighted average number of common shares outstanding - diluted [note 9]	11,173,374	10,037,745	10,303,598	9,863,609

See accompanying notes

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited)

(In thousands of Canadian dollars, except share data)

	Common Stock Issued and Outstanding		Additional paid in capital	Deficit	Total Shareholders' Deficit
	# of shares	$	$	$	$
Balance at December 31, 2014	9,759,560	104,124	15,241	(120,259)	(894)
Net loss	-	-	-	(150)	(150)
Net shares issued upon conversion of restricted share units	165,696	190	(190)	-	-
Stock-based compensation expense	-	-	218	-	218
Restricted share units	-	-	115	-	115
Balance at December 31, 2015	9,925,256	104,314	15,384	(120,409)	(711)
Net loss	-	-	-	(2,400)	(2,400)
Private Placement, net of issue costs	892,858	599			599
Net shares issued upon conversion of restricted share units	99,155	97	(97)	-	-
Stock-based compensation expense	-	-	178	-	178
Restricted share units	-	-	100	-	100
Deferred share units			74		74
Balance at September 30, 2016	10,917,269	105,010	15,639	(122,809)	(2,160)

See accompanying notes

RESPONSE BIOMEDICAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of Canadian dollars)

Nine Months Ended September 30,	2016	2015
OPERATING ACTIVITIES	$	$
Net loss for the period	(2,400)	(373)
Add (deduct) items not involving cash:
Depreciation of property, plant and equipment	709	753
Amortization of deferred lease inducements	(127)	(127)
Amortization of deferred financing costs	36	71
Amortization of discount on debt	22	42
Stock-based compensation	178	160
Unrealized loss (gain) on revaluation of warrant liability	(300)	(795)
Unrealized foreign currency transactions	(87)	408
Changes in non-cash working capital:
Trade receivables	41	262
Other receivables	65	(22)
Inventories	(302)	(46)
Prepaid expenses and other	22	39
Accounts payable and accrued liabilities	183	(251)
Deferred revenue	665	661
Cash (used in) generated from operating activities	(1,295)	782

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(50)	(410)
Reduction of restricted cash	584	0
Cash provided by (used in) investing activities	534	(410)

FINANCING ACTIVITIES
Repayment of repayable leasehold improvement allowance	(380)	(341)
Repayment of term loan	(624)	(397)
Proceeds from issuance of common shares, net of share issue costs	599	0
Cash used in financing activities	(405)	(738)

Effect of exchange rate changes on cash and cash equivalents	1	23

Decrease in cash during the period	(1,165)	(343)
Cash and cash equivalents, beginning of period	2,511	3,221
Cash and cash equivalents, end of period	1,346	2,878

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

The RAMP® System is a portable fluorescence immunoassay-based diagnostic technology that combines the performance of a clinical lab with the convenience of a dipstick test, establishing a new paradigm in diagnostic testing. Immunoassays are extremely sensitive and specific tests used to identify and measure small quantities of materials, such as proteins. A large variety of biological molecules and inorganic materials can be targeted. Accordingly, the RAMP® technology is applicable to multiple distinct market segments and many products within those segments. RAMP® tests are commercially available for use in the early detection of heart attack, congestive heart failure, thromboembolism, sepsis, influenza A+B, the respiratory syncytial virus, environmental detection of West Nile Virus and Dengue Virus antigen, and biodefense applications including the rapid on-site detection of anthrax, smallpox, ricin and botulinum toxin.

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

During the nine month period ended September 30, 2016, the Company incurred a net loss of $2.4 million and negative cash flows of $1.2 million. As of September 30, 2016, the Company had a cash balance of $1.3 million, an accumulated deficit of $122.8 million, a shareholders’ deficit of $2.2 million, and a working capital deficit of $2.5 million. In addition, the Company has operating lease commitments of approximately $200,000 per month and outstanding purchase commitments for inventory and capital equipment of $1.8 million(refer to note 11).

Sales to the Company’s largest market, China, have decreased by 77%, or $4.7 million, during the nine month period ended September 30, 2016 due to a decrease of sales to the Company’s former national distributor in China. The majority of the purchases of products in China from the Company in the first nine months of 2016 were in satisfaction of rebates earned by this distributor that were accrued in 2015. The Company received the payment for these products in 2015 and therefore, no additional cash was received during 2016 for these products. No returns of the products purchased by the former national distributor are either expected or permitted under the terms of its distribution agreement. The Company converted this distributor’s national distribution rights to non-exclusive effective March 3, 2016. The Company has now contracted with new distributors in China, including Shanghai Runda Medical Technology Co., Ltd. (“Runda”), to attempt to improve our current sales levels. Sales to Runda have started in the third quarter of 2016.

The Company announced on June 16, 2016 that it has entered into a definitive arrangement agreement (the “Arrangement”) with 1077801 B.C. Ltd., a company owned by OrbiMed Asia Partners, LP, OrbiMed Private Investments III, LP, OrbiMed Associates III, LP, OrbiMed Advisors LLC, OrbiMed Advisors Limited and Samuel D. Isaly (together “OrbiMed”) and Runda pursuant to which 1077801 B.C. Ltd. will acquire all of the issued and outstanding common shares of the Company for cash consideration of $1.12 per share (except in the case of certain rollover shareholders who will instead receive shares of 1077891 B.C. Ltd. on a 1 to 1 basis). This transaction was approved by 99.98% of the votes cast in person or by proxy at the Special Meeting held on September 16, 2016 and by 99.88% of the shareholders’ votes cast, excluding shareholders whose votes may not be included pursuant to Multilateral Instrument 61-101. Court approval for the transaction was received on September 19, 2016. The closing of this transaction is subject to receiving the necessary approvals from the regulatory bodies in the People’s Republic of China in order to complete the Arrangement. Following the closing of this transaction, the Company intends to de-list from the Toronto Stock Exchange (“TSX”).

Concurrent, with the above transaction, the Company entered into subscription agreements to undertake a non-brokered private placement financing of up to 1,785,716 common shares of the Company (the “Private Placement”) at a price of U.S. $0.56 per share for total gross proceeds of approximately U.S. $1,000,000. Pursuant to the Private Placement, Response completed the first tranche of U.S. $500,000 on June 17, 2016 with the OrbiMed funds. Response has entered into subscription agreements with Runda where Runda may subscribe for 892,858 Response Common Shares for total gross proceeds to the Company of approximately U.S. $500,000. The Runda subscription is subject to receiving the necessary approvals from the regulatory bodies in the People’s Republic of China and has not been completed yet.

To address the actual and expected near term reduction in product sales in China during this transition period and the resulting significant deterioration of the Company’s near term cash position, in addition to the Private Placement, the Company has implemented several cash conservation and cost reduction initiatives including reducing staff levels and delaying certain research and development projects to extend its available cash resources. While the Company is pursuing these various initiatives, there is no assurance that these efforts will allow the available cash resources to be sufficient to fund the Company’s operations.

The ability of the Company to continue as a going concern is uncertain and dependent on the Company’s ability to complete the Arrangement, obtain additional financing, earn collaboration milestones and/or achieve sustained cash flow positive operations. Management has financed operations, thus far, through a series of equity financings, debt financing, and collaborative arrangements. The Company has received milestones totaling US$3.0 million to date from a collaborative agreement with Hangzhou Joinstar Biomedical Technology Co., Ltd. the (“Joinstar Agreements”) and is eligible to receive a further US$0.8 million from the last development milestone during the remaining project period. In addition, under the terms of a Supply Agreement with Joinstar, Response is eligible to receive a guaranteed US$1.78 million in revenue-based payments over the first five years of commercialization of the co-developed assays.

The Company is striving to meet its ongoing cash needs through continued efforts to improve sales in China and other markets, reduce costs and otherwise conserve cash, and raise additional financing through the private placement mentioned above. Without additional financing, the Company’s current cash may not be sufficient to allow the Company to continue as a going concern beyond the fourth quarter of 2016. Management believes that additional financing along with a combination of some or all of the various cost reduction, cash conservation, sales and marketing initiatives, and completion of our collaboration with Joinstar, including short term out of the ordinary cash management measures, will be required to meet its anticipated short term cash requirements. Due to the Company’s history of losses, recent significant decreases in China product sales, and current major transition of distributors in China, there is substantial doubt over the Company’s ability to continue as a going concern as it is dependent on obtaining additional financing and achieving profitable operations, the outcomes of which cannot be predicted at this time. The consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. Such adjustments could be material.

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

For certain of the Company’s financial instruments, including cash and cash equivalents, trade receivables, other receivables, and accounts payable and accrued liabilities the carrying amounts approximate fair values due to their short-term nature. The carrying value of the restricted deposits approximates its fair value due to the nature of the cash deposit. The fair value of the term loan approximates its carrying value as the effective interest rate in the term loan with Silicon Valley Bank (“SVB”) approximates the current market rate for the term loan. The fair value of the repayable leasehold improvement allowance approximates its carrying value as the fixed interest rate of 11% is considered to approximate the current market rate.

The fair value hierarchy level at which a financial instrument is categorized is determined on the basis of the lowest level input that is significant to the fair value measurement (in thousands):

Financial Instruments carried at fair value as of September 30, 2016

	Level 1	Level 2	Level 3	Total
Liabilities	$	$	$	$
Warrant Liability	-	-	1	1

As of September 30, 2016, the warrant liability is recorded at its fair value of $1,000. The Company reassesses the fair value of the common stock warrants at each reporting date utilizing a Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, contractual term of the warrant, and risk-free interest rate (refer to note 9[g]). The computation of expected volatility is based on the historical volatility of the Company’s stock. A small change in the estimates used in the Black-Scholes pricing model may have a relatively large change in the estimated valuation of the common stock warrants.

The following table presents the changes in fair value of the Company’s total Level 3 financial liabilities for the nine month period ended September 30, 2016 (in thousands):

	Balance at December 31, 2015	Unrealized gain	Balance at September 30, 2016
Warrant Liability	301	(300)	1

Quantitative information about unobservable inputs used in Level 3 fair value measurements is presented below:

	Valuation Technique	Unobservable Input	As at September 30, 2016	As at December 31, 2015
Warrant Liability	Option Model	Stock Price Volatility	19%	128%

A 5% increase or decrease in stock price volatility would cause a nominal change to the Warrant Liability ($32,000 – December 31, 2015).

5. INVENTORIES

Inventories are comprised of the following (in thousands):

	September 30, 2016	December 31, 2015
	$	$
Raw materials	830	1,083
Work in progress	610	328
Finished goods	681	408
	2,121	1,819

The carrying value of inventory as of September 30, 2016 includes a write-down and a provision for expired, obsolete, and damaged inventory in the amount of $86,000 [December 31, 2015 - $51,000]. For the three and nine month period ended September 30, 2016, inventory write-downs and obsolescence charges were $73,000 and $122,000 [2015 - $68,000 and $196,000].

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities comprise (in thousands):

	September 30, 2016	December 31, 2015
	$	$
Trade accounts payable	1,696	966
Employee related accounts payable and accrued liabilities	981	1,035
Royalties	448	325
Other accrued liabilities	958	971
	4,083	3,297

Accounts payable and accrued liabilities include $85,000 [December 31, 2015-$8,000] of additions to property, plant, and equipment and $741,000 [December 31, 2015 – $22,000] of deferred charges as at September 30, 2016. These amounts have been excluded from cash generated from investing activities and cash used in operating activities respectively on the consolidated statements of cash flows for the nine months ended September 30, 2016, as the cash had not been disbursed.

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

Amortization of the deferred financing costs for the three and nine month periods ended September 30, 2016 were $9,000 and $36,000 (2015 – $21,000 and $71,000) and amortization of the debt discount for the three and nine month periods ended September 30, 2016 was $5,000 and $22,000 (2015 – $12,000 and $42,000). Both of these amounts are included in interest expense and amortization of deferred financing costs and debt discount on the consolidated statements of loss and comprehensive loss.

The term loan is comprised of the following amounts (in thousands):

	September 30, 2016	December 31, 2015
	$	$
Current portion of long-term debt	548	868
Current portion of unamortized deferred financing costs	(9)	(42)
Current portion of unamortized debt discount	(5)	(25)
Current portion of long-term debt, net debt discount	534	801

Long-term portion of term loan	-	362
Long-term portion of unamortized deferred financing costs	-	(3)
Long-term portion of unamortized debt discount	-	(2)
Long-term portion of term loan, net debt discount	-	357
Total	534	1,158

Future principal payments for the term loan as of September 30, 2016, are as follows (in thousands):

September 30,	$
2016	548
Total	548

8. LEASE INDUCEMENTS

Lease agreements entered into by the Company for its offices provides for lease inducements to be provided by the landlord to the Company, which are summarized as follows (in thousands):

	September 30, 2016	December 31, 2015
	$	$
Current Portion
Rent-free inducement [i]	54	54
Non-repayable leasehold improvement allowance [ii]	115	115
	169	169
Repayable leasehold improvement allowance [iii]	558	514
Total Current Portion	727	683

Long-Term Portion
Rent-free inducement [i]	289	330
Non-repayable leasehold improvement allowance [ii]	612	698
	901	1,028
Repayable leasehold improvement allowance [iii]	4,270	4,694
Total Long-Term Portion	5,171	5,722
Total	5,898	6,405

The lease inducements disclosed on the consolidated balance sheets as a result of these benefits is comprised of the following:

[i]

    In 2007, the Company entered into a long-term facility lease agreement that included an eight and one half month rent-free period from May 17, 2007 to February 1, 2008. The lease inducement benefit arising from the rent-free period is being amortized on a straight-line basis over the term of the operating lease as a reduction to rental expense. Amortization expense for the three and nine month periods ended September 30, 2016 amounted to $14,000 and $41,000 [2015 - $14,000 and $41,000].

[ii]

    The Company received a non-repayable allowance for an amount of $1.7 million for expenditures related to general upgrades to the facility. The lease inducement benefit arising from the non-repayable leasehold improvement allowance is being amortized on a straight-line basis over the balance of the term of the lease beginning April 1, 2008 as a reduction to rental expense. Amortization expense for the three and nine month periods ended September 30, 2016 amounted to $29,000 and $86,000 [2015 - $29,000 and $86,000].

[iii]

    The Company received a repayable leasehold improvement for an amount of $7.8 million used for additional improvements to the facility. This lease inducement is being repaid over the term of the operating lease commencing February 1, 2008 at approximately $89,000 per month including interest calculated at an interest rate negotiated between the Company and the landlord. Principal repayments for the three and nine month periods ended September 30, 2016 amounted to $130,000 and $380,000 [2015 - $117,000 and $341,000]. Interest payments for the three and nine month periods ended September 30, 2016 amounted to $135,000 and $416,000 [2015 - $149,000 and $455,000].

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

[b]     Issued

2016 Private Placement

On June 17, 2016, the Company closed the first tranche of a non-brokered private placement of 892,858 common shares at a price of U.S. $0.56 (the “Private Placement”) with a group of investment funds controlled by OrbiMed, the Company’s majority shareholder. The net proceeds were $599,000 after deduction of $44,000 of financing costs.

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

Of the 2,183,453 stock options authorized for grant under the 2008 Plan as at September 30, 2016, options for 1,350,894 shares were outstanding and 832,559 stock options were available for future grant.

The following assumptions were used to estimate the fair value of options granted during the nine month period ended September 30, 2016, and 2015 using a Black-Scholes option-pricing model:

Nine Months Ended September 30,	2016	2015
Risk-free interest rates	1.04%	2.04%
Expected dividend yield	0%	0%
Expected life (in years)	5.71	5.88
Expected volatility	125%	126%
Fair value per stock option	$0.74	$1.33

The expected volatility reflects the assumption that the historical volatility of common stock of the Company over a period similar to the expected life of the options is indicative of future trends. The Company estimates the risk-free interest rate using the Bank of Canada bond yield with a remaining term equal to the expected life of the option. The Company uses the simplified method for estimating the stock option term for stock option grants during the nine month period ended September 30, 2016 as the Company has determined that the stock options are “plain vanilla” and historical share option exercises do not apply as the vesting term and contractual lives have significantly changed from those stock options exercised previously.

At September 30, 2016, the following stock options were outstanding:

Range of exercise price			Number of shares under option	Weighted average remaining contractual life	Weighted average exercise price	Number of options currently exercisable	Weighted average exercise price
		$	#	(years)	$	#	$
0.60	-	0.92	658,155	8.83	0.73	172,249	0.78
1.02	-	1.80	217,948	6.70	1.49	188,652	1.48
	2.20		340,401	5.53	2.20	340,401	2.20
3.00	-	3.10	134,390	6.47	3.10	131,077	3.10
0.60	-	3.10	1,350,894	7.42	1.45	832,379	1.88

The options expire at various dates from April 2, 2022 to March 23, 2026.

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of optioned	Weighted average
	common shares	exercise price
	#	$
Balance, December 31, 2015	1,533,022	1.38
Options granted	42,000	0.85
Options expired	(625)	6.80
Options forfeited	(223,503)	0.85
Balance, September 30, 2016	1,350,894	1.45

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

	Number	Weighted average
	of RSUs	exercise price
	#	$
Balance, December 31, 2015	112,489	1.02
RSUs granted	118,527	0.85
RSUs converted to common shares	(99,155)	(0.98)
Balance, September 30, 2016	131,861	0.89

The restricted share units that were granted during the nine month period ended September 30, 2016 were to settle a director compensation liability that was recorded in accounts payable and accrued liabilities. The $100,000 liability has been excluded from the change in accounts payable and accrued liabilities on the consolidated statement of cash flows.

Of the 272,931 RSUs authorized for grant under the RSU Plan as at September 30, 2016, 141,070 RSUs are available for grant.

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

	Number	Weighted average
	of DSUs	exercise price
	#	$
Balance, December 31, 2015	-	-
DSUs granted	86,918	0.85
Balance, September 30, 2016	86,918	0.85

The deferred share units that were granted during the nine month period ended September 30, 2016 were to settle a director compensation liability that was recorded in accounts payable and accrued liabilities. The $74,000 liability has been excluded from the change in accounts payable and accrued liabilities on the consolidated statement of cash flows.

Of the 272,931 DSUs authorized for grant under the DSU Plan as at September 30, 2016, 186,013 are available for grant.

[f]     Stock-based compensation

The following table shows stock-based compensation allocated by type of cost (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30
	2016	2015	2016	2015
	$	$	$	$
Cost of sales	6	6	23	23
Research and development	6	10	22	32
General and administrative	27	32	114	82
Sales and marketing	5	7	19	23
	44	55	178	160

As of September 30, 2016, the total unrecognized compensation related to stock options granted amounts to $270,000, which is expected to be recognized over a weighted average service period of 2.28 years.

[g]     Common share purchase warrants

At September 30, 2016, there were 86,848,002 warrants outstanding to purchase shares of common stock, with expiry dates ranging from November 7, 2016 to December 15, 2024. Of the total 86,848,002 warrants outstanding, 86,103,744 warrants (the warrants related to the 2011 financing) that expire on December 30, 2016 entitle the holder thereof to purchase 1/20th of a common share of the Company at a price of $1.4231 per whole common share; 636,557 warrants (the private placement warrants) that expire on November 7, 2016 entitle the holder thereof to purchase one common share of the Company at a price of $3.58 per common share; 52,796 warrants entitle the holder thereof to purchase one common share of the Company at a price of $1.831 per common share; and 54,905 warrants entitle the holder thereof to purchase one common share of the Company at a price of $1.00 per common share.

 There has been no common share purchase warrant transactions during the nine months ended September 30, 2016.

The estimated fair value of the warrants related to the 2011 financing is reassessed at each balance sheet date using the Black-Scholes option pricing model. The following assumptions were used to value the warrants on the following balance sheet dates:

As at September 30,	2016	2015
Risk-free interest rates	0.51%	0.52%
Expected dividend yield	0%	0%
Expected life (in years)	0.25	1.25
Expected volatility	19%	121%
Fair value of warrant	$0.000007	$0.005300

[h]     Earnings per common share

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted earnings (loss) per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	$	$	$	$
Numerator:
Net income (loss) availabe to common shareholders	$170	$729	$(2,400)	$(373)
Denominator:
Weighted average number of common shares outstanding - basic	10,917,269	9,925,256	10,303,598	9,863,609
Weighted average effect of dilutive securities:
RSUs	131,861	112,489	-	-
DSUs	86,918	-	-	-
Warrants	3,963	-
Stock options	33,363	-	-	-
Weighted average number of common shares outstanding - diluted	11,173,374	10,037,745	10,303,598	9,863,609

Basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all potential dilutive common shares outstanding using the treasury stock method. Dilutive potential common shares outstanding include outstanding warrants, stock options, restricted share units, and deferred share units.

86,793,097 warrants and 871,339 stock options have been excluded from the computation of diluted earnings per share for the three month period ended September 30, 2016 as their inclusion would be anti-dilutive to the earnings per share. 86,848,002 warrants, 1,350,894 stock options, 131,861 RSUs and 86,918 DSUs have been excluded from the computation of diluted earnings per share for the nine month period ended September 30, 2016 as the Company has incurred a net loss during the period and their inclusion would be anti-dilutive to the loss per share (2015 – 86,865,691 warrants and 1,287,631 stock options have been excluded from the three month period ended September 30, 2015 and 86,865,691 warrants, 1,287,631 stock options, and 112,489 RSUs have been excluded from the nine month period ended September 30, 2015).

10. RELATED PARTY TRANSACTIONS

On June 17, 2016, the Company closed the Private Placement for common shares with a group of investment funds controlled by OrbiMed, the Company’s majority shareholder. The net proceeds were $599,000 after deduction of $44,000 of financing costs.

The Company received US$1.28 million from Joinstar upon signing of the Technology Development Agreement and Collaboration Agreement. These upfront payments are being recognized into income over the expected development period and for the three and nine month periods ended September 30, 2016, $56,000 and $225,000 was recognized (2015 – 246,000 and $761,000). These development fees are included under collaborative revenue in the consolidated statements of loss and comprehensive loss. The unrecognized portion of the development fees are included under deferred revenue on the consolidated balance sheet

11. COMMITMENTS

[a]     License agreements

The Company entered into a non-exclusive license agreement, effective July 2005, as amended June 2008, to use and sublicense certain technology (“Technology”) for one of the Company’s cardiac tests. In consideration for these rights, the Company paid a non-refundable license issuance fee of $2.0 million in the first two years after execution of the agreement and is required to pay quarterly royalties on the sale of products that incorporate the Technology. For the three and nine month periods ended September 30, 2016, the Company incurred an expense of $28,000 and $221,000 [2015 - $158,000 and $623,000] for royalties. Royalty and license fees incurred are included in cost of sales.

[b]     Supply agreement

The Company entered into a supply agreement, effective September 2003 for certain reagents for the Company’s RAMP® West Nile Virus Test. In addition to paying for the reagent purchased, the Company is required to pay the supplier semi-annual royalties equal to 10% of net revenue generated from the sale of the Company’s RAMP® West Nile Virus Test. The initial term of the agreement was three years from the effective date and is automatically renewed for successive periods of one year until either party terminates the agreement. For the three and nine month periods ended September 30, 2016, the Company incurred an expense of $19,000 and $52,000 [2015 – $21,000 and $56,000] for royalties to the supplier. These royalties are included in cost of sales.

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

[ii]    The Company has entered into a new lease agreement for new office space in Shanghai, China as of December 01, 2015 that expires on November 30, 2017. The Company is required to make monthly payments of approximately $5,000 for base rent and management fees under the new lease agreement. The Company has terminated the lease effective October 31, 2016 in accordance with the terms of the lease.

[iii]    The Company has entered into operating leases for administrative equipment.

For the three and nine month periods ended September 30, 2016, $218,000 and $625,000 [2015 - $211,000 and $617,000] was incurred for expenses related to base rent, administrative and management fees and estimated property taxes offset by amortization of both the rent-free inducement [note 8[i]] and non-repayable leasehold improvement allowance [note 8[ii]]. These expenses are allocated to cost of sales, research and development, general and administrative, and sales and marketing expenses.

[d]     Purchase Commitments

As at September 30, 2016, the Company has outstanding purchase commitments of $1.8 million to purchase inventory and capital equipment over the next five years of which $1.2 million will be completed within the next twelve months.

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

Customers that represent a concentration risk are those whose outstanding receivable is 10% or greater than the total balance or those customers who represent 10% or greater of our total revenue. For the three month period ended September 30, 2016, $0.9 million (60%) in product sales were generated from four customers of which one customer represented 17%, two customers each represented 15%, and one customer represented 13% [2015 - $1.1 million (46%) from one customer]. For the nine month period ended September 30, 2016, $2.3 million (47%) in product sales were generated from three customers of which one customer represents 21%, one customer represents 14%, and the other customer represents 12% [2015 - $6.0 million (64%) from one customer].

Sales attributable to a geographic area are based upon the customer’s country of domicile. Sales in a country that represent 5% or more of total product sales, in addition to sales in Canada, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30
	2016	2015	2016	2015
	$	$	$	$
China	317	1,119	1,386	6,043
United States	368	408	1,106	1,095
Russia	231	199	662	537
Japan	211	227	477	395
Iran	126	-	451	342
Venezuela	-	183	129	226
Canada	1	5	6	29
Other	274	284	668	592
Total	1,528	2,425	4,885	9,259

Product sales by type of product were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30
	2016	2015	2016	2015
	$	$	$	$
Clinical products	1,247	2,127	4,088	8,409
Non-clinical products	281	298	797	850
Total	1,528	2,425	4,885	9,259

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

Sales to our largest market, China, have decreased by 77%, or $4.7 million, during the nine month period ended September 30, 2016 due to a decrease of sales to our former national distributor in China. The majority of the purchases of products in China from the Company in the first nine months of 2016 were in satisfaction of rebates earned by this distributor that were accrued in 2015. The Company received the payment for these products in 2015 and therefore, no additional cash was received during 2016 for these products. No returns of the products purchased by this distributor are either expected or permitted under the terms of its distribution agreement. We converted this distributor’s national distribution rights to non-exclusive effective March 3, 2016. We have now contracted with new distributors in China, including Shanghai Runda Medical Technology Co., Ltd. (“Runda”), to attempt to improve our current sales levels. Sales to Runda began in the third quarter of 2016.

We announced on June 16, 2016 that we entered into a definitive arrangement agreement (the “Arrangement”) with 1077801 B.C. Ltd., a company owned by OrbiMed Asia Partners, LP, OrbiMed Private Investments III, LP, OrbiMed Associates III, LP, OrbiMed Advisors LLC, OrbiMed Advisors Limited and Samuel D. Isaly (together “OrbiMed”) and Runda pursuant to which 1077801 B.C. Ltd. will acquire all of our issued and outstanding common shares for cash consideration of $1.12 per share (except in the case of certain rollover shareholders who will instead receive shares of 1077891 B.C. Ltd. on a 1 to 1 basis). This transaction was approved by 99.98% of the votes cast in person or by proxy at our Special Meeting held on September 16, 2016 and by 99.88% of the shareholders’ votes cast, excluding shareholders whose votes may not be included pursuant to Multilateral Instrument 61-101. Court approval for the transaction was received on September 19, 2016. The closing of this transaction is subject to receiving the necessary approvals from the regulatory bodies in the People’s Republic of China in order to complete the Arrangement. Following the closing of this transaction, the Company intends to de-list from the Toronto Stock Exchange (“TSX”).

Concurrent, with the above transaction, we entered into subscription agreements to undertake a non-brokered private placement financing of up to 1,785,716 common shares of the Company (the “Private Placement”) at a price of U.S. $0.56 per share for total gross proceeds of approximately U.S. $1,000,000. Pursuant to the Private Placement, we completed the first tranche of U.S. $500,000, on June 17, 2016 with the OrbiMed funds. Response has entered into subscription agreements with Runda where Runda may subscribe for 892,858 Response Common Shares for total gross proceeds to the Company of approximately U.S. $500,000. The Runda subscription is subject to receiving the necessary approvals from the regulatory bodies in the People’s Republic of China and has not been completed yet.

To address the expected near term reduction in product sales in China during this transition period and the resulting significant deterioration of our near term cash position, in addition to the Private Placement, we have implemented several cash conservation and cost reduction initiatives including reducing staff levels and delaying certain research and development projects to extend our available cash resources. While we are pursuing these various initiatives, there is no assurance that these efforts will allow our available cash resources to be sufficient to fund our operations.

Our ability to continue as a going concern is uncertain and dependent on our ability to complete the Arrangement, obtain additional financing, earn collaboration milestones and/or achieve sustained cash flow positive operations. We have financed operations, thus far, through a series of equity financings, debt financing, and collaborative arrangements. We have received milestones totaling US$3.0 million to date from a collaborative agreement with Hangzhou Joinstar Biomedical Technology Co., Ltd. the (“Joinstar Agreements”) and we are eligible to receive a further US$0.8 million from the last development milestone during the remaining project period. In addition, under the terms of a Supply Agreement with Joinstar, we are eligible to receive a guaranteed US$1.78 million in revenue-based payments over the first five years of commercialization of the co-developed assays.

We are striving to meet our ongoing cash needs through continued efforts to improve our sales in China and other markets, reduce costs and otherwise conserve cash, and raise additional financing through the private placement mentioned above. Without additional financing, our current cash may not be sufficient to allow us to continue as a going concern beyond the fourth quarter of 2016. We believe that additional financing along with a combination of some or all of the various cost reduction, cash conservation, sales and marketing initiatives, and completion of our collaboration with Joinstar, including short term out of the ordinary cash management measures, will be required to meet our anticipated short term cash requirements. Due to our history of losses, recent significant decreases in China product sales, and current major transition of distributors in China, there is substantial doubt over our ability to continue as a going concern as we are dependent on obtaining additional financing and achieving profitable operations, the outcomes of which cannot be predicted at this time. Our consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. Such adjustments could be material.

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

●

In addition, as mentioned above, we concurrently entered into subscription agreements with OrbiMed and Runda to undertake a non-brokered private placement financing of up to 1,785,716 common shares at a price of U.S. $0.56 per share for total gross proceeds of approximately U.S. $1.0 million. On June 17, 2016, we announced that we had closed the first tranche of the private placement with OrbiMed for 892,858 common shares for net proceeds of $599,000 after deducting $44,000 of issuing costs.

●

On September 16, 2016, we held a special meeting (the “Meeting”) of our shareholders where the resolution approving the Arrangement was approved by 99.98% of the votes cast at the Meeting in person or by proxy and 99.88% of the votes cast at the Meeting in person or by proxy by holders of our shares, excluding the votes cast in respect of shares held by interested parties required to be excluded pursuant to applicable securities law.

●

On September 19, 2016, the Supreme Court of British Columbia approved the Arrangement mentioned above. The completion of the Arrangement is subject to the receipt of approvals from various regulatory bodies in the People’s Republic of China. The timing and receipt of such approvals is not within the control of the Company.

RESULTS OF OPERATIONS

For the three month periods ended September 30, 2016 and 2015:

Revenues, Cost of Goods Sold and Gross Margin (in thousands)

	Three Months Ended September 30,		Change 2015 to 2016
	2016	2015	Increase / (Decrease)	Percent Change
Product Sales	1,528	2,425	(897)	(37%)
Collaborative revenue	56	1,103	(1,047)	(95%)
Total revenue	1,584	3,528	(1,944)	(55%)
Cost of sales	923	1,423	(500)	(35%)
Gross profit	$661	$2,105	$(1,444)	(69%)
Gross margin on product sales	39.6%	41.3%

Product Sales

Product sales decreased 37%, or $0.9 million, during the three month period ended September 30, 2016 as compared to September 30, 2015. The change is due to lower clinical test sales in China as we are transitioning to our new distribution partners in China while our former national distributor in China sells through inventory purchased from us in previous quarters. These decreased China sales were partially offset by increased clinical sales to customers outside of China.

Collaborative Revenue

Collaborative revenue decreased 95% or, $1.0 million, during the three month period ended September 30, 2016 as compared to September 30, 2015. This revenue represents the recognition of the initial payments received from Joinstar in the fourth quarter of 2014 and first quarter of 2015. The decrease is due to the milestone revenue recognized in the third quarter of 2015 upon the achievement of the fourth milestone under the Collaboration agreement with Joinstar. There was no similar milestone achieved in the third quarter of 2016.

Gross Profit

Gross profit decreased 69% during the three month period ended September 30, 2016 in comparison to the same period in 2015. Excluding the collaborative revenue, gross profit decreased 40%, or $0.4 million. The gross profit decrease is primarily the result of a decrease in product sales. Gross margin decreased to 39.6% from 41.3% primarily due to the overall decrease in product sales resulting in an increase of unallocated manufacturing overhead costs as production has been temporarily slowed and an increase in our inventory provisions.

Operating Expenses (in thousands)

	Three Months Ended September 30,		Change 2015 to 2016
	2016	2015	Increase / (Decrease)	Percent Change
Research and development	321	786	(465)	(59%)
General and administrative	571	596	(25)	(4%)
Sales and marketing	359	493	(134)	(27%)
Total Operating Expenses	$1,251	$1,875	$(624)	(33%)

Research and Development Expenses

Research and development expenses decreased by 59%, or $0.5 million, during the three month period ended September 30, 2016 in comparison to the same period in 2015. The decrease is primarily due to the reduction of clinical and regulatory staff as part of our cost reduction initiatives. In addition, there was a reduction in professional fees and development costs associated with decreased product development, clinical, and regulatory work this quarter as development activities related to the Joinstar project wind down and the PCT and dengue fever tests were developed in the prior year. We expect research and development expenses to follow this trend in the near term as a result of our cost reduction initiatives.

General and Administrative Expenses

General and administrative expenses decreased by 4%, or $25,000, during the three month period ended September 30, 2016 in comparison to the same period in 2015. These decreases were due to lower severance and travel costs in comparison to the prior year. We expect general and administrative expenses to follow this trend in the near term as a result of our cost reduction initiatives.

Sales and Marketing Expenses

Sales and marketing expenses decreased by 27%, or $0.1 million, during the three month period ended September 30, 2016 in comparison to the same period in 2015 primarily due to lower salaries and wages and recruiting costs as a result of a decrease in the number staff in our China office. In addition, there were lower marketing costs incurred. We expect sales and marketing expenses to follow this trend in the near term because of our cost reduction initiatives and as our new distributors take more responsibility for sales and marketing expenses in China.

Other Expenses, Net (in thousands)

	Three Months Ended September 30,		Change 2015 to 2016
	2016	2015	Increase / (Decrease)	Percent Change
Interest expense and amortization of deferred financing costs and debt discount	165	215	(50)	(23%)
Other expense	4	10	(6)	(60%)
Foreign exchange loss	35	166	(131)	(79%)
Unrealized gain on revaluation of warrant liability	(964)	(890)	(74)	8%
Total Other Income	$(760)	$(499)	$(261)	52%

Interest Expense and Amortization of Deferred Financing Costs and Debt Discount

Interest expenses and amortization of deferred financing costs and debt discount decreased by 23%, or $50,000, during the three month period ended September 30, 2016 compared to the same period in 2015. The decrease is primarily due to lower principal balances on the SVB debt and the repayable leasehold improvement allowance resulting in lower interest charges.

Foreign Exchange Loss

Foreign exchange loss decreased by $131,000 during the nine month period ended September 30, 2016 compared to the same period in 2015. Foreign exchange gains and losses are largely due to U.S. dollar balances of cash and cash equivalents, accounts receivable, accounts payable and SVB debt affected by the fluctuations in the value of the U.S. dollar as compared to the Canadian dollar. The decrease in the loss is due to the relative depreciation of the U.S. dollar during the first nine months of 2016 on our net US dollar liabilities.

Unrealized Gain on Revaluation of Warrant Liability

The unrealized gain on revaluation of the warrant liability is solely due to the mark-to-market revaluation each reporting period of the outstanding warrants, issued during our 2011 rights offering. The fair market value decreased from June 30, 2016 resulting in an unrealized gain of $964,000. The fair market value is calculated using a Black-Scholes model with inputs for volatility, risk free interest rate, and expected life of the warrants. The primary reason for the decrease in the value of the liability is the decrease in expected volatility and expected life as the warrants are near expiry. A small change in the estimates used in the Black-Scholes pricing model may have a relatively large change in the estimated valuation of the common stock warrants.

For the nine month periods ended September 30, 2016 and 2015:

Revenues, Cost of Goods Sold and Gross Margin (in thousands)

	Nine Months Ended September 30,		Change 2015 to 2016
	2016	2015	Increase / (Decrease)	Percent Change
Product Sales	4,885	9,259	(4,374)	(47%)
Collaborative revenue	225	2,075	(1,850)	(89%)
Total revenue	5,110	11,334	(6,224)	(55%)
Cost of sales	2,898	5,719	(2,821)	(49%)
Gross profit	$2,212	$5,615	$(3,403)	(61%)
Gross margin on product sales	40.7%	38.2%

Product Sales

Product sales decreased 47%, or $4.4 million, during the nine month period ended September 30, 2016 as compared to September 30, 2015. The change is due to a $4.7 million decrease in sales in China as a result of the current transition to a new Chinese distribution partner while our former national distributor in China sells through inventory purchased from us in previous quarters. This decrease was partially offset by increased clinical sales to customers outside of China.

Collaborative Revenue

Collaborative revenue was $0.2 million during the nine month period ended September 30, 2016. This revenue represents the recognition of the initial payments received from Joinstar in the fourth quarter of 2014 and first quarter of 2015. The decrease is due to the milestone revenue recognized in the comparable 2015 period upon the achievement of the third and fourth milestones under the Collaboration agreement with Joinstar. There were no similar milestones achieved during the first nine months of 2016.

Gross Profit

Gross profit decreased 56%, or $2.0 million, during the nine month period ended September 30, 2016 in comparison to the same period in 2015. Excluding the collaborative revenue, gross profit decreased 44%, or $1.6 million. The gross profit decrease is primarily the result of the decreased product sales mentioned above. Gross margin increased to 40.7% from 38.2% primarily due to an increase of our higher margin product sales outside of China, a decrease in our lower margin products sold in China, a reduction of our manufacturing costs, and a decrease of estimated product warranties. These offset the increase in estimated inventory provisions due to the slower near term sales and the increase in unallocated manufacturing overhead costs as a result of the lower production levels.

Operating Expenses (in thousands)

	Nine Months Ended September 30,		Change 2015 to 2016
	2016	2015	Increase / (Decrease)	Percent Change
Research and development	1,302	2,220	(918)	(41%)
General and administrative	2,030	1,952	78	4%
Sales and marketing	1,176	1,626	(450)	(28%)
Total Operating Expenses	$4,508	$5,798	$(1,290)	(22%)

Research and Development Expenses

Research and development expenses decreased by 41%, or $918,000, during the nine month period ended September 30, 2016 in comparison to the same period in 2015. The decrease is primarily due to the reduction of clinical and regulatory staff as part of our cost reduction initiatives. In addition, there was a reduction in professional fees and development costs associated with decreased product development, clinical, and regulatory work as development projects have been completed and/or are winding down. We expect research and development expenses to follow this trend in the near term as a result of our cost reduction initiatives.

General and Administrative Expenses

General and administrative expenses increased by 4%, or $78,000, during the nine month period ended September 30, 2016 in comparison to the same period in 2015. The increase is primarily due to an increase in legal expenses evaluating different financing options and the increased work and Board fees related to the Arrangement mentioned above. In addition, there were increased personnel and stock based compensation costs as a result of the appointment of Dr. Kinnaird to CEO in the prior year. These increases were partially offset by lower travel, administrative, and regulatory costs. We expect general and administrative expenses to follow this trend in the near term as a result of our cost control initiatives.

Sales and Marketing Expenses

Sales and marketing expenses decreased by 28%, or $0.5 million, during the nine month period ended September 30, 2016 in comparison to the same period in 2015. This was primarily due to lower salaries and wages as a result of a decrease in the number staff in our China office and lower recruiting costs due to the hiring of China GM in the prior year. In addition, there were lower legal costs incurred as the Joinstar supply agreement was entered into in the prior year. We expect sales and marketing expenses to follow this trend in the near term because of our cost reduction initiatives and as our new distributors take more responsibility for sales and marketing expenses in China.

Other Expenses, Net (in thousands)

	Nine Months Ended September 30,		Change 2015 to 2016
	2016	2015	Increase / (Decrease)	Percent Change
Interest expense and amortization of deferred financing costs and debt discount	533	675	(142)	(21%)
Other expense	35	10	25	250%
Foreign exchange (gain) loss	(164)	300	(464)	(155%)
Unrealized gain on revaluation of warrant liability	(300)	(795)	495	(62%)
Total Other Expenses	$104	$190	$(86)	(45%)

Interest Expense and Amortization of Deferred Financing Costs and Debt Discount

Interest expenses and amortization of deferred financing costs and debt discount decreased by 21%, or $142,000, during the nine month period ended September 30, 2016 compared to the same period in 2015. The decrease is primarily due to lower principal balances on the SVB debt and the repayable leasehold improvement allowance resulting in lower interest charges.

Foreign Exchange (Gain) Loss

Foreign exchange gain increased by $464,000 during the nine month period ended September 30, 2016 compared to a foreign exchange loss in the same period in 2015. Foreign exchange gains and losses are largely due to U.S. dollar balances of cash and cash equivalents, accounts receivable, accounts payable and SVB debt affected by the fluctuations in the value of the U.S. dollar as compared to the Canadian dollar. The increase in the gain is due to the relative depreciation of the U.S. dollar in during the first nine months of 2016 on our net US dollar liabilities.

Unrealized Gain on Revaluation of Warrant Liability

The unrealized gain on revaluation of the warrant liability is solely due to the mark-to-market revaluation each reporting period of the outstanding warrants, issued during our 2011 rights offering. The fair market value decreased from December 31, 2015 resulting in an unrealized gain of $300,000. The fair market value is calculated using a Black-Scholes model with inputs for volatility, risk free interest rate, and expected life of the warrants. The primary reason for the decrease in the value of the liability is the decrease in the estimated volatility and the expected life in comparison to December 31, 2015 as the warrant is near expiry. A small change in the estimates used in the Black-Scholes pricing model may have a relatively large change in the estimated valuation of the common stock warrants.

Liquidity and Capital Resources

Total cash and cash equivalents and working capital at September 30, 2016, and December 31, 2015 were as follows (in thousands):

As at,	September 30, 2016	December 31, 2015
Cash and cash equivalents	$1,346	$2,511
Percentage of total assets	13%	21%
Working capital	$(2,514)	$(1,315)
Warrant liability	$1	$301
Working capital, excluding Warrant liability	$(2,513)	$(1,014)

As of September 30, 2016, the Company had a working capital deficit. Included in current liabilities is a warrant liability that is required to be measured at fair value and is presented as a current liability in accordance with ASC 815. Each warrant may only be exercised on a net cashless exercise basis and no warrant may be exercised at a time when the exercise price equals or exceeds the current market price. As a result, the potential settlement of any warrant does not require any cash disbursement. Without taking into account the warrant liability mentioned above, the Company’s working capital as at September 30, 2016 is negative $2.5 million (December 31, 2015 – negative $1.3 million). The decrease of $1.2 million during the nine months ended September 30, 2016 is primarily due to the cash used in operating and financing activities offset by cash generated from investing activities as described below.

Financial Condition

We have financed our operations primarily through equity and debt financings. As of September 30, 2016, the Company has raised approximately $108.4 million from the sale and issuance of equity securities and debt, net of issue costs. On June 16, 2016, we entered into a definitive Arrangement Agreement with 1077801 B.C. Ltd., a company owned by OrbiMed and Runda pursuant to which 1077801 B.C. Ltd. will acquire all of our issued and outstanding common shares for cash consideration of $1.12 per share (except in the case of certain rollover shareholders who will instead receive shares of 1077891 B.C. Ltd. on a 1 to 1 basis). This transaction is was approved by our shareholders at a special meeting held on September 16, 2016 and by the Supreme Court of British Columbia on September 19, 2016. The closing of this transaction is subject to receiving the necessary approvals from the regulatory bodies in the People’s Republic of China in order to complete the Arrangement. Following the closing of this transaction, we intend to de-list from the TSX. We also entered into subscription agreements to undertake a Private Placement at a price of U.S. $0.56 per common share for total gross proceeds of approximately U.S. $1,000,000 with OrbiMed and Runda. The first tranche of U.S. $500,000 closed on June 17, 2016 with the OrbiMed funds; however, the second tranche with Runda, which is subject to receiving the necessary approvals from the regulatory bodies in the People’s Republic of China, has not completed yet.

Sales to our largest market, China, have decreased by 77%, or $4.7 million, during the nine month period ended September 30, 2016 due to a decrease of sales to our former national distributor in China. The majority of the purchases of products in China from the Company in the first nine months of 2016 were in satisfaction of rebates earned by this distributor that were accrued in 2015. The Company received the payment for these products in 2015 and therefore, no additional cash was received during 2016 for these products. No returns of the products purchased by this distributor are either expected or permitted under the terms of its distribution agreement. We converted this distributor’s national distribution rights to non-exclusive effective March 3, 2016. We have now contracted with new distributors in China, including Runda, to attempt to improve our current sales levels. Sales to Runda began in the third quarter of 2016.

On October 15, 2014, we entered into a funded Technology Development Agreement and on February 16, 2015, a Collaboration Agreement with Joinstar to support the co-development by Response and Joinstar of components and multiple assays that will run on a high throughput rapid immunoassay analyzer developed by Joinstar. Under the terms of the agreements, we have received milestones totaling US$3.0 million to date and are eligible to receive a further US$0.8 million in development milestones over the remaining project period. We expect these funds, in part, to be used to reduce working capital deficiencies, if any, at the time they are received In conjunction with the signing of the Collaborative Agreement, we entered into a definitive Supply Agreement with Joinstar whereby we will provide certain materials required for Joinstar to manufacture and sell the developed assays specifically to run on their analyzer. Under the terms of the Supply Agreement, we are eligible to receive a guaranteed US$1.78 million in revenue-based payments over the first five years of commercialization of the co-developed assays. In addition to the Joinstar agreements, the Company has a term loan from SVB with an outstanding principal balance of approximately US$0.4 million as of September 30, 2016.

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

Our ability to continue as a going concern is uncertain and dependent on our ability to complete the Arrangement, obtain additional financing, earn collaboration milestones and/or achieve sustained cash flow positive operations. We have financed our operations, thus far, through a series of equity financings, debt financing, and collaborative agreements. We are striving to meet our ongoing cash needs through continued efforts to improve sales in China and other markets, reduce costs and otherwise conserve cash, and raise additional financing through the private placement mentioned above. Without additional financing, our current cash may not be sufficient to allow us to continue as a going concern beyond the fourth quarter of 2016. We believe that additional financing along with a combination of some or all of the various cost reduction, cash conservation, sales and marketing initiatives, and completion of our collaboration with Joinstar, including short term out of the ordinary cash management measures, will be required to meet our anticipated cash requirements until our announced acquisition is completed. Due to our history of losses, recent significant decreases in China product sales, and current transition of distributors in China, there is substantial doubt over our ability to continue as a going concern as it is dependent on obtaining additional financing and achieving profitable operations, the outcomes of which cannot be predicted at this time.

Ongoing Sources and Uses of Cash

Changes in Cash Flows

Changes in cash flows were as follows (in thousands):

For the Nine Months Ended September 30,	2016	2015
Cash (used in) generated from operating activities	(1,295)	782
Cash provided by (used in) investing activities	534	(410)
Cash used in financing activities	(405)	(738)
Decrease in cash during the period	$(1,166)	$(366)

As at September 30, 2016, our cash and cash equivalents balance was $1.3 million. The decrease in our cash and cash equivalents during the nine months ended September 30, 2016 was the result of $1.3 million of cash used in operating activities and $0.4 million of cash used in financing activities offset by $0.5 million provided by investing activities described below.

Cash (Used In) Generated From Operating Activities

Cash used in operating activities during the nine month period ended September 30, 2016 was $1.3 million versus the $0.8 generated in the prior year. The net cash used in operating activities in 2016 was primarily the result of cash used in operations because our cash expenses exceeded our gross profit earned on our revenue. Changes in non-cash working capital are described below (in thousands):

For the Nine Months Ended September 30,	2016	2015
Trade receivables	41	262
Other receivables	65	(22)
Inventories	(302)	(46)
Prepaid expenses and other	22	39
Accounts payable and accrued liabilities	183	(251)
Deferred revenue	665	661
Total change in non-cash working capital	$674	$643

Explanations of the more significant net changes in non-cash working capital during the nine month period ended September 30, 2016 are as follows:

●	Inventory balances increased from $1.8 million to $2.1 million as a result of a delay in planned shipments to China as the transition to a new distribution partner is occurring;
●	Accounts payable and accrued liabilities increased from $3.3 million to $4.1 million due to the timing of vendor payments and cash management strategies; and
●	Deferred revenue increased from $1.3 million to $1.9 million due to the timing of prepayments received from customers for future orders.

Cash Provided By (Used In) Investing Activities

Net cash generated from investing activities for the nine month period ended September 30, 2016 was $534,000 compared to net cash used in investing activities for the same period in 2015 of $410,000. The cash generated during 2016 was the result of $584,000 of restricted cash that was released as a result of achieving an operating profit during the year ended December 31, 2015 as outlined in our lease agreement for our Vancouver headquarters. This was offset by $50,000 of cash used for the purchase of manufacturing equipment.

Cash Used In Financing Activities

Net cash used in financing activities in the nine month period ended September 30, 2016 is related to principal payments of our leasehold improvement allowance and the repayment of our term loan with SVB of $1.0 million offset by the private placement completed for net proceeds of $0.6 million. The cash used in financing activities in 2015 was solely for repaying our leasehold improvement allowance and term loan with SVB.

Off-Balance-Sheet Arrangements

The Company does not have any off-balance sheet financing arrangements at September 30, 2016.

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

We received US$1.28 million from Joinstar upon signing of the Technology Development Agreement and Collaboration Agreement. These upfront payments are being recognized into income over the expected development period and for the three and nine month periods ended September 30, 2016, $56,000 and $225,000 was recognized (2015 – $246,000 and $761,000). These development fees are included under collaborative revenue in the consolidated statements of loss and comprehensive loss. The unrecognized portion of the development fees are included under deferred revenue on the consolidated balance sheet.

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

During the quarter ended September 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report.

 Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are not profitable and will need to raise additional capital to continue as a going concern. We historically have had negative cash flow from operations and expect to have negative cash flow from operations in the near future. We also have substantial debt obligations with associated interest and principal payments. We are striving to meet our ongoing cash needs through continued efforts to improve sales in China and other markets, reduce costs and conserve cash, and raise additional financing. We have entered into a definitive arrangement agreement (the “Arrangement”) with 1077801 B.C. Ltd., a company owned by OrbiMed Asia Partners, LP, OrbiMed Private Investments III, LP , OrbiMed Associates III, LP, OrbiMed Advisors LLC, OrbiMed Advisors Limited and Samuel D. Isaly (together “OrbiMed”) and Shanghai Runda Medical Technology Co., Ltd. (“Runda”) pursuant to which 1077801 B.C. Ltd. will acquire all of the issued and outstanding common shares of the Company for cash consideration of $1.12 per share (except in the case of certain rollover shareholders who will instead receive shares of 1077891 B.C. Ltd. on a 1 to 1 basis). This transaction has been approved by our shareholders at a special meeting held on September 16, 2016 and approved by the Supreme Court of British Columbia on September 19, 2016. The closing of this transaction is subject to receiving the necessary approvals from the regulatory bodies in the People’s Republic of China in order to complete the Arrangement. There are no assurances that such approvals will be received at all and the timing and receipt of such approvals is not within the control of the Company.

It is uncertain how long our current cash will last, although without additional financing or the completion of the Arrangement, we may not be able to continue as a going concern beyond the fourth quarter of 2016. We are actively pursuing additional financing and believe that such financing along with a combination of some or all of the various cost reduction, cash conservation, sales and marketing initiatives, and completion of our collaboration with Joinstar, including short term out of the ordinary cash management measures, will be required to meet our anticipated cash requirements. Due to our history of losses and recent significant decreases in China product sales, there is substantial doubt over our ability to continue as a going concern as we are dependent on obtaining additional financing and achieving profitable operations, the outcomes of which cannot be predicted at this time. If we are unable to return to cash flow positive operations and/or we are unable to obtain additional financing, we will be required to reduce or restructure operations or we may be required to cease operations. We have historically relied primarily on debt and equity financings to fund our operations and commercialize our products. Additional capital may not be available, at such times or in amounts as needed by us. Even if capital is available, it might be on adverse terms. Any additional equity financing will be dilutive to our shareholders. If access to sufficient capital is not available as and when needed, our business will be materially impaired and we may be required to cease operations, curtail one or more product development, manufacturing improvement, or sales generation programs, attempt to obtain funds through collaborative partners or others that may require us to relinquish rights to certain technologies or product candidates, or we may be required to significantly reduce expenses, sell assets, seek a merger or joint venture partner, file for protection from creditors or liquidate all our assets.

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

We have incurred significant losses to date and we expect these losses to continue for the near future. As of September 30, 2016, we had an accumulated deficit of $122.8 million and have only generated positive cash flow from operations during 2015. Our existing cash resources, along with the additional cash milestone anticipated from the funded development from our collaboration agreement, may not be sufficient to fund operations beyond the fourth quarter of 2016. In addition, we may not be able to successfully earn the final development milestone in our collaboration agreement with Joinstar on a timely basis or at all. Accordingly, there is substantial doubt about our ability to continue as a going concern as it is uncertain presently how long our current cash will last. We are currently seeking additional financing in addition to the Arrangement to support our continued operations; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. In view of these conditions, our ability to continue as a going concern is dependent upon our ability to obtain such financing and, ultimately, on achieving profitable operations. The outcome of these matters cannot be predicted at this time. The consolidated financial statements for the three and nine months ended September 30, 2016 do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should we be unable to continue in business. Such adjustments could be material. If we are unable to generate sufficient revenue, positive cash flow or earnings, or raise sufficient capital to maintain operations, we may not be able to continue operating our business and be forced to sell our Company or liquidate our assets.

We have evolved from a pure development company to a commercial enterprise but to date have realized minimal operating revenues from product sales. For the nine months ended September 30, 2016 and 2015, we have a net loss of $2.4 million and $0.4 million respectively; however, excluding the non-cash unrealized loss or gain on revaluation of our warrant liability we have incurred adjusted losses of $2.7 million and $1.2 million respectively. We generated positive operating income in fiscal 2015 but are not profitable during the first nine months of 2016. Generating revenues and profits will depend significantly on our ability to obtain sufficient financing and to successfully develop, commercialize, manufacture and market our products. The time necessary to achieve market success for any individual product is uncertain. No assurance can be given that product development efforts will be successful, that required regulatory approvals can be obtained on a timely basis, if at all, or that approved products can be successfully manufactured or marketed. Consequently, we cannot assure that we will ever generate significant revenue or achieve or sustain profitability. As well, there can be no assurance that the costs and time required to complete commercialization will not exceed current estimates. We may also encounter difficulties or problems relating to research, development, manufacturing, distribution and marketing of our products. In the event that we are unable to generate adequate revenues, cash flow or earnings, to support our operations, or we are unable to raise sufficient capital to do so, we may be forced to cease operations and either sell our business or liquidate our assets.

If the Arrangement is not consummated or delayed, we may not be able to continue as a going concern.

If the Arrangement described in note 2 of the consolidated financial statements in Item 1 is not consummated or is significantly delayed, the following effects may occur:

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

In addition, the pendency of the Arrangement may have a potential negative effect on our business and relationships with customers, vendors, business partners, collaboration partners and employees, including the risk that certain key members of our management might choose not to remain employed with us prior to the completion of the Arrangement, regardless of whether or not it is completed.

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

In the first quarter of 2015, we granted Shanghai Elite exclusive distribution rights to all of China excluding Taiwan, Hong Kong and Macao Special Administration Region effective March 3, 2016 this exclusivity was revoked and we continue to work with Shanghai Elite as a non-exclusive distributor. Since March 2016, we have entered into several new non-exclusive distribution agreements in China, including with Runda who, as mentioned earlier, is involved in the Arrangement described above. We cannot predict whether our new distributors will fully replace the sales previously provided by our former distributors, which would have an adverse impact on our business performance in future years.

A substantial portion of our business is in China where we have limited direct presence to closely monitor and understand the rapidly expanding market.

Approximately 28% of our 2016 product revenue (62% in 2015) derives from sales of our products through our distribution channel partners in China. China is a dynamic and rapidly evolving market for medical technology including the POC diagnostic testing market in which we compete. While we have established a direct presence in China via a Representative Office to allow us to better monitor and understand this market, there is no assurance that these activities will be effective and will enable us to anticipate changes in this market or may impact the relationships that we have with new and existing Chinese distributors which would materially and adversely impact our product sales in China.

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

In May 2007, we entered into an agreement to lease a multi-use, 46,000 square foot facility in Vancouver, British Columbia, Canada. This facility, which we have occupied as our main operation center since 2008, is significantly larger than required for our near term production requirements. The excess space is difficult to sublease due to the current layout of the company’s manufacturing operations and the significant availability of space in other buildings in the local real estate market. In addition to rental payments for the facility, we are obligated to repay with interest over the next approximate 6.5 years the $4.8 million balance due as of September 30, 2016 on the repayable leasehold improvement allowance.

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

As of September 30, 2016, we had outstanding stock options to purchase an aggregate of 1,350,894 shares, at exercise prices between $0.60 and $3.10, warrants to purchase an aggregate of 5,049,445 shares at exercise prices between $1.00 and $3.58, 131,816 restricted share units, and 86,918 deferred share units, which in total represents 38% of our fully diluted outstanding share capitalization at that date. To the extent that these outstanding options and warrants are exercised, considerable dilution to the interests of our shareholders will occur.

The price of our common stock may be volatile, and a shareholder's investment in our common stock could suffer a decline in value.

There has been significant volatility in the volume and market price of our common stock, and this volatility may continue in the future. This volatility may be caused by a variety of factors, including the announcement of the Arrangement, the lack of readily available quotations, the absence of consistent administrative supervision of "bid" and "ask" quotations, and generally lower trading volume. In addition, factors such as quarterly variations in our operating results, changes in financial estimates by securities analysts or our failure to meet our or their projected financial and operating results, litigation involving us, general trends relating to the medical device industry, actions by governmental agencies, national economic and stock market considerations, as well as other events and circumstances beyond our control, could have a significant impact on the future market price of our common stock and the relative volatility of such market price.

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

Our common stock is currently listed for trading in Canada on the Toronto Stock Exchange (“TSX”). Our common stock is also quoted in the United States on the OTC. Shareholders may find it more difficult to dispose of or to obtain accurate quotations as to the price of our securities than if the securities were traded on a national securities exchange like The New York Stock Exchange, the NASDAQ Stock Market or the NYSE Amex LLC. The continued listing of our common stock on the TSX is currently under review. We have been granted 60 days from September 22, 2016 to demonstrate compliance with the continued listing requirements of the TSX. In the event we are unable to continue with the listing of our common stock on the TSX, other listing alternatives exist for reporting issuers in the U.S. and Canada, including the TSX Venture Exchange.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

None

ITEM 6.     EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference

2.1

Arrangement Agreement dated June 16, 2016 between the Company and 1077801 B.C. Ltd., a company owned by OrbiMed Asia Partners, LP, OrbiMed Private Investments III, LP and OrbiMed Associates III, LP and Shanghai Runda Medical Technology Co., Ltd

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

101

The following materials from Response Biomedical Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) unaudited Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015, (ii) unaudited Consolidated Balance Sheets as of September 30, 2016, (iii) audited Consolidated Balance Sheets as of December 31, 2015, (iv) unaudited Consolidated Statements of Shareholders’ Deficit as of September 30, 2016 (v) unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (vi) unaudited Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Response Biomedical Corp.
(Registrant)

Date:	November 14, 2016	/s/ Dr. Barbara R. Kinnaird
Dr. Barbara R. Kinnaird
Chief Executive Officer

Date:	November 14, 2016	/s/William J. Adams
William J. Adams
Chief Financial Officer